Form 10-Q
period 2019-06-30
CenterState Bank Corp
filed 2019-08-01
CIK 1102266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CSFL	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	129,026,344 shares
(class)	Outstanding at July 30, 2019

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$226,422	$107,007
Deposits in other financial institutions (restricted cash)	173,530	28,345
Federal funds sold and FRB deposits	437,386	231,981
Cash and cash equivalents	837,338	367,333
Trading securities, at fair value	651	1,737
Available for sale debt securities, at fair value	1,792,757	1,727,348
Held to maturity debt securities (fair value of $214,631 and $212,179
at June 30, 2019 and December 31, 2018, respectively)	210,756	216,833
Loans held for sale (see Note 6)	95,108	40,399
Loans, excluding purchased credit impaired	11,555,458	8,181,533
Purchased credit impaired loans	157,303	158,971
Allowance for loan losses	(40,653)	(39,770)
Net Loans	11,672,108	8,300,734
Bank premises and equipment, net	289,892	227,454
Right-of-use lease assets	35,082	—
Accrued interest receivable	43,856	33,143
FHLB, FRB and other stock, at cost	75,325	79,584
Goodwill	1,204,417	802,880
Core deposit intangible, net	99,200	66,225
Other intangible assets, net	4,620	2,953
Bank owned life insurance	326,689	267,820
Other repossessed real estate owned	5,881	2,909
Deferred income tax asset, net	44,637	51,462
Bank property held for sale	31,679	25,080
Interest rate swap derivatives, at fair value	229,735	92,475
Prepaid expense and other assets	36,866	31,219
TOTAL ASSETS	$17,036,597	$12,337,588

LIABILITIES AND EQUITY
Deposits:
Demand - non-interest bearing	$3,990,883	$2,923,640
Demand - interest bearing	2,493,870	1,811,006
Savings and money market accounts	4,294,149	2,920,730
Time deposits	2,433,183	1,821,960
Total deposits	13,212,085	9,477,336

Securities sold under agreement to repurchase	78,277	57,772
Federal funds purchased	276,963	294,360
Other borrowed funds	199,727	361,000
Corporate debentures	32,591	32,415
Accrued interest payable	4,661	2,627
Interest rate swap derivatives, at fair value	231,735	92,892
Operating lease liabilities	35,136	—
Payables and accrued expenses	74,910	47,842
Total liabilities	14,146,085	10,366,244

Common stockholders' equity:
Common stock, $.01 par value: 200,000,000 shares authorized; 129,006,471 and
95,679,596 shares issued and outstanding at June 30, 2019
and December 31, 2018, respectively	1,290	957
Additional paid-in capital	2,496,105	1,699,031
Retained earnings	367,108	293,777
Accumulated other comprehensive income (loss)	13,874	(22,421)
Total common stockholders' equity	2,878,377	1,971,344
Noncontrolling interest	12,135	—
Total equity	2,890,512	1,971,344

TOTAL LIABILITIES AND EQUITY	$17,036,597	$12,337,588

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest income:
Loans	$167,676	$97,642	$283,961	$187,572
Investment securities:
Taxable	12,740	10,325	25,026	20,744
Tax-exempt	1,713	1,559	3,429	3,116
Federal funds sold and other	3,124	1,103	5,119	2,356
	185,253	110,629	317,535	213,788
Interest expense:
Deposits	23,037	6,668	36,360	11,804
Securities sold under agreement to repurchase	299	138	535	260
Federal funds purchased and other borrowings	2,679	2,771	6,657	5,190
Corporate debentures	557	523	1,127	987
	26,572	10,100	44,679	18,241

Net interest income	158,681	100,529	272,856	195,547
Provision for loan losses	2,792	2,933	3,845	4,233
Net interest income after loan loss provision	155,889	97,596	269,011	191,314

Non-interest income:
Correspondent banking capital markets revenue	10,362	6,008	18,334	12,898
Other correspondent banking related revenue	1,172	1,068	2,200	2,301
Mortgage banking revenue	6,803	2,616	10,996	5,218
Small business administration loans revenue	1,252	1,027	1,940	2,015
Service charges on deposit accounts	7,507	4,861	14,185	9,695
Debit, prepaid, ATM and merchant card related fees	6,376	3,498	11,394	7,225
Wealth management related revenue	875	640	1,482	1,256
Bank owned life insurance income	2,070	1,374	3,696	2,768
Net (loss) gain on sale of securities available for sale debt securities	(5)	—	12	(22)
Other non-interest income	1,531	1,497	3,004	2,273
Total other income	37,943	22,589	67,243	45,627

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Non-interest expense:
Salaries, wages and employee benefits	67,516	40,683	115,909	82,576
Occupancy expense	7,752	4,968	13,354	9,836
Depreciation of premises and equipment	3,550	2,322	6,400	4,597
Supplies, stationary and printing	822	558	1,570	1,094
Marketing expenses	1,797	1,425	3,817	2,839
Data processing expense	5,525	3,453	9,181	7,958
Legal, audit and other professional fees	2,106	1,332	3,548	2,263
Amortization of intangibles	4,435	2,240	7,249	4,549
Postage and delivery	963	746	1,888	1,434
ATM and debit card and merchant card related expenses	1,304	860	2,757	1,624
Bank regulatory expenses	2,074	1,209	3,690	2,219
Gain on sale of repossessed real estate (“OREO”)	(63)	(745)	(16)	(899)
Valuation write down of repossessed real estate (“OREO”)	57	107	165	294
(Gain) loss on repossessed assets other than real estate	(84)	(6)	(71)	19
Foreclosure related expenses	850	676	1,411	1,235
Merger related expenses	15,739	14,140	22,104	22,849
Impairment on bank property held for sale	315	891	422	2,340
Other expenses	7,331	4,753	13,084	8,781
Total other expenses	121,989	79,612	206,462	155,608

Income before provision for income taxes	71,843	40,573	129,792	81,333
Provision for income taxes	16,721	8,410	30,027	13,534
Net income	55,122	32,163	99,765	67,799
Earnings attributable to noncontrolling interest	599	—	599	—
Net income attributable to CenterState Bank Corporation	$54,523	$32,163	$99,166	$67,799

Net income	$55,122	$32,163	$99,765	$67,799
Other comprehensive gain (loss) income, net of tax:
Unrealized available for sale debt securities holding gain (loss), net of
income taxes of $5,109, ($1,713), $12,423, and ($7,994), respectively	15,039	(5,046)	36,610	(23,545)
Unrealized interest rate swap holding loss, net of
income taxes of ($104), $0, ($104), and $0, respectively	(306)	—	(306)	—
Less: reclassified adjustments for loss (gain) included in net income,
net income tax (benefit) expense of $(1), $0, $3, and $(6), respectively	4	—	(9)	16

Net change in accumulated other comprehensive income (loss)	$14,737	$(5,046)	$36,295	$(23,529)

Total comprehensive income	$69,859	$27,117	$136,060	$44,270
Comprehensive income attributable to noncontrolling interest	599	—	599	—
Total comprehensive income attributable to CenterState Bank Corporation	$69,260	$27,117	$135,461	$44,270

Earnings per share:
Basic	$0.42	$0.38	$0.88	$0.81
Diluted	$0.42	$0.38	$0.87	$0.80
Common shares used in the calculation of earnings per share:
Basic (1)	129,847,591	83,870,055	112,888,441	83,506,916
Diluted (1)	130,767,562	85,006,892	113,704,565	84,893,852

(1)Excludes participating shares

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended June 30, 2019 and 2018 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other
	common	Common	paid in	Retained	comprehensive	Noncontrolling	Total
	shares	stock	capital	earnings	income (loss)	interest	equity
Balances at April 01, 2018	83,757,950	$837	$1,341,986	$200,511	$(25,488)	$ —	$1,517,846

Net income				32,163			32,163
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $1,713					(5,046)		(5,046)

Dividends paid - common ($0.10 per share)				(8,404)			(8,404)
Stock grants issued	10,583	—	—				—
Stock based compensation expense			1,009				1,009
Stock options exercised	352,466	4	2,694				2,698
Stock repurchase	(578)	—	(18)				(18)
Balances at June 30, 2018	84,120,421	$841	$1,345,671	$224,270	$(30,534)	$ —	$1,540,248

Balances at April 01, 2019	95,913,307	$959	$1,701,047	$326,409	$(863)	$ —	$2,027,552

Net income				54,523		599	55,122
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $5,108					15,043		15,043
Unrealized holding loss on
interest rate swaps, net of
deferred income tax of $104					(306)		(306)
Cumulative adjustment pursuant to adoption
of ASU 842 (Note 11)				371			371
Dividends paid - common ($0.11 per share)				(14,195)			(14,195)
Stock grants issued	11,304	—	—				—
Stock based compensation expense			1,286				1,286
Stock options exercised	95,332	1	1,057				1,058
Stock repurchase	(1,681,440)	(17)	(38,614)				(38,631)
Stock issued pursuant to NCOM acquisition	34,667,968	347	825,097				825,444
Stock options acquired and converted
pursuant to NCOM acquisition			6,232				6,232
Noncontrolling interest from NCOM acquisition						12,002	12,002
Distributions paid to noncontrolling interest						(466)	(466)
Balances at June 30, 2019	129,006,471	$1,290	$2,496,105	$367,108	$13,874	$12,135	$2,890,512

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the six months ended June 30, 2019 and 2018 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other
	common	Common	paid in	Retained	comprehensive	Noncontrolling	Total
	shares	stock	capital	earnings	income (loss)	interest	equity
Balances at January 1, 2018	60,161,334	$602	$737,905	$173,248	$(7,005)	$ —	$904,750

Net income				67,799			67,799
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $7,988					(23,529)		(23,529)

Dividends paid - common ($0.20 per share)				(16,777)			(16,777)
Stock grants issued	195,151	2	(2)				—
Stock based compensation expense			2,000				2,000
Stock options exercised	1,699,158	17	13,837				13,854
Stock repurchase	(37,506)	(1)	(997)				(998)
Stock issued pursuant to Sunshine acquisition	7,050,645	70	181,343				181,413
Stock options acquired and converted
pursuant to Sunshine acquisition			6,432				6,432
Stock issued pursuant to HCBF acquisition	15,051,639	151	387,128				387,279
Stock options acquired and converted
pursuant to HCBF acquisition			18,025				18,025
Balances at June 30, 2018	84,120,421	$841	$1,345,671	$224,270	$(30,534)	$ —	$1,540,248

Balances at January 01, 2019	95,679,596	$957	$1,699,031	$293,777	$(22,421)	$ —	$1,971,344

Net income				99,166		599	99,765
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $12,426					36,601		36,601
Unrealized holding loss on
interest rate swaps, net of
deferred income tax of $104					(306)		(306)
Cumulative adjustment pursuant to adoption
of ASU 842 (Note 11)				(1,093)			(1,093)
Dividends paid - common ($0.22 per share)				(24,742)			(24,742)
Stock grants issued	144,222	1	(1)				—
Stock based compensation expense			2,504				2,504
Stock options exercised	212,096	2	2,255				2,257
Stock repurchase	(1,697,411)	(17)	(39,013)				(39,030)
Stock issued pursuant to NCOM acquisition	34,667,968	347	825,097				825,444
Stock options acquired and converted
pursuant to NCOM acquisition			6,232				6,232
Noncontrolling interest from NCOM acquisition						12,002	12,002
Distributions paid to noncontrolling interest						(466)	(466)
Balances at June 30, 2019	129,006,471	$1,290	$2,496,105	$367,108	$13,874	$12,135	$2,890,512

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$99,765	$67,799
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,845	4,233
Depreciation of premises and equipment	6,400	4,597
Accretion of purchase accounting adjustments	(28,373)	(27,114)
Net amortization of investment securities	5,164	6,284
Net deferred loan origination fees	1,663	73
Loss on sale of securities available for sale debt securities	(12)	22
Trading securities revenue	(54)	(22)
Purchases of trading securities	(70,028)	(187,179)
Proceeds from sale of trading securities	71,168	192,130
Repossessed real estate owned valuation write down	165	294
Gain on sale of repossessed real estate owned	(16)	(899)
(Gain) loss on repossessed assets other than real estate	(71)	19
Gain on sale of residential loans held for sale	(10,664)	(3,944)
Residential loans originated and held for sale	(392,135)	(150,316)
Proceeds from sale of residential loans held for sale	363,619	144,387
Net change in fair value of residential loans held for sale	(941)	(722)
Gain on disposal of and or sale of fixed assets	(11)	(10)
Gain on disposal of bank property held for sale	(1,079)	(1,090)
Impairment on bank property held for sale	422	2,340
Gain on sale of small business administration loans	(1,940)	(2,015)
Small business administration loans originated for sale	(21,059)	(19,686)
Proceeds from sale of small business administration loans	22,999	21,701
Deferred income taxes	11,160	10,586
Tax deduction in excess of book deduction for stock awards	(508)	(5,840)
Stock based compensation expense	2,504	2,000
Bank owned life insurance income	(3,696)	(2,768)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	23,911	48,483
Net change in accrued interest payable, accrued expense, and other liabilities	(21,417)	8,451
Net cash provided by operating activities	$60,781	$111,794

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Six months ended June 30,
	2019	2018
Cash flows from investing activities:
Available for sale debt securities:
Purchases of investment securities	$(3,282)	$(89,216)
Purchases of mortgage-backed securities	(73,781)	(228,327)
Proceeds from pay-downs of mortgage-backed securities	125,824	102,257
Proceeds from sales of investment securities	44,300	58,768
Proceeds from sales of mortgage-backed securities	64,177	305,384
Proceeds from called investment securities	—	1,045
Proceeds from maturities of investment securities	295	—
Held to maturity debt securities:
Proceeds from pay-downs of mortgage-backed securities	5,498	7,867
Purchases of FHLB, FRB and other stock	(15,342)	(12,723)
Proceeds from sales of FHLB, FRB and other stock	36,677	18,819
Net increase in loans	(20,931)	(227,620)
Purchases of premises and equipment, net	(10,239)	(10,666)
Proceeds from sale of repossessed real estate	3,635	6,938
Proceeds from sale of fixed assets	1	11
Proceeds from sale of bank property held for sale	11,889	8,409
Net cash from bank acquisitions	268,504	81,293
Net cash provided by investing activities	$437,225	$22,239
Cash flows from financing activities:
Net increase in deposits	249,758	188,083
Net increase (decrease) in securities sold under agreement to repurchase	1,672	(634)
Net decrease in federal funds purchased	(17,397)	(97,278)
Net decrease in other borrowings	(200,000)	(107,920)
Net decrease in payable to shareholders for acquisitions	(53)	(18)
Stock options exercised	2,257	13,854
Stock repurchased	(39,030)	(998)
Dividends paid	(24,742)	(16,777)
Cash distribution paid to noncontrolling interest	(466)	—
Net cash used in financing activities	$(28,001)	$(21,688)

Net increase in cash and cash equivalents	470,005	112,345
Cash and cash equivalents, beginning of period	367,333	280,619
Cash and cash equivalents, end of period	$837,338	$392,964

Supplemental Information
Transfer of loans to other real estate owned	$5,881	$2,578
Transfers of bank property to held for sale	6,450	3,502
New operating right-of-use assets	35,617	—

Cash paid during the period for:
Interest	$44,288	$18,912
Income taxes	21,671	9,693

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1: Nature of operations and basis of presentation

The consolidated financial statements include the accounts of CenterState Bank Corporation (the “Parent Company,” “Company” or “CSFL”), and its wholly owned subsidiary bank, CenterState Bank, N.A. (“CenterState” or “Bank”), and non-bank subsidiaries, R4ALL, Inc., CSFL Insurance Corp. and National Commerce Risk Management, Inc. The Company operates as one of the largest community bank franchises headquartered in the state of Florida. The Bank provides traditional retail, commercial, mortgage, wealth management and SBA services throughout its Florida, Georgia and Alabama branch network and customer relationships in neighboring states.

The Bank, headquartered in Winter Haven, Florida, also operates a correspondent banking and capital markets division, of which the majority of its bond salesmen, traders and operational personnel are primarily housed in facilities located in Birmingham, Alabama and Atlanta, Georgia. This division’s primary revenue generating activities are related to its capital markets division, which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities; and its correspondent banking division, which includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and correspondent bank checking account deposits and fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in the Southeastern United States, although clients are located across the United States.  The Bank also controls CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide.

R4ALL, Inc. manages troubled loans purchased from the Bank to their eventual disposition. CSFL Insurance Corp. is a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code. National Commerce Risk Management, Inc., acquired from the National Commerce Corporation (“NCOM”) transaction, is also a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018. In the Company’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and six-month ended June 30, 2019 are not necessarily indicative of the results expected for the full year.

Some items in the prior period financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior period net income or shareholders’ equity.

NOTE 2: Common stock outstanding and earnings per share data

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the three and six-month periods ending June 30, 2019 and 2018. The following table presents the factors used in the earnings per share computations for the periods indicated.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic
Net income available to common shareholders	$54,523	$32,163	$99,166	$67,799
Less: Earnings allocated to participating securities	(21)	(26)	(44)	(56)
Net income allocated to common shareholders	$54,502	$32,137	$99,122	$67,743

Weighted average common shares outstanding
including participating securities	129,897,191	83,938,755	112,938,041	83,575,831
Less: Participating securities (1)	(49,600)	(68,700)	(49,600)	(68,915)
Average shares	129,847,591	83,870,055	112,888,441	83,506,916
Basic earnings per common share	$0.42	$0.38	$0.88	$0.81

Diluted
Net income available to common shareholders	$54,502	$32,137	$99,122	$67,743
Weighted average common shares outstanding for
basic earnings per common share	129,847,591	83,870,055	112,888,441	83,506,916
Add: Dilutive effects of stock based compensation awards and warrants	919,971	1,136,837	816,124	1,386,936
Average shares and dilutive potential common shares	130,767,562	85,006,892	113,704,565	84,893,852
Diluted earnings per common share	$0.42	$0.38	$0.87	$0.80
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

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

The Company accounts for mortgage loans held for sale under the fair value option with changes in fair value recognized in current period earnings. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans (Level 2).  In conjunction with the fair value election on loans held for sale, Mortgage banking uses derivative forward sales contracts and interest rate lock commitments on residential mortgage loans.  Fair values of these mortgage derivatives are estimated based on changes in market prices for mortgage forward trades and mortgage interest rates (Level 2) and estimated pull through percentages from the date the interest on the loan is locked (Level 3).

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

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At June 30, 2019, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 5% to 12%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans, other real estate owned and bank property held for sale are considered a Level 3 in the fair value hierarchy.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at June 30,2019
Assets:
Trading securities	$651	—	$651	—
Available for sale debt securities
Corporate debt securities	5,654	—	5,654	—
Obligations of U.S. government sponsored entities and agencies	37,177	—	37,177	—
Mortgage-backed securities	1,657,646	—	1,657,646	—
Municipal securities	92,280	—	92,280	—
Loans held for sale, at fair value	95,108	—	95,108	—
Mortgage servicing assets	1,475	—	1,475	—
Mortgage banking derivatives	2,198	—	19	2,179
Interest rate swap derivatives	229,735	—	229,735	—

Liabilities:
Mortgage banking derivatives	566	—	547	19
Interest rate swap derivatives	231,735	—	231,735	—

at December 31,2018
Assets:
Trading securities	$1,737	—	$1,737	—
Available for sale debt securities
Corporate debt securities	6,427	—	6,427	—
Obligations of U.S. government sponsored entities and agencies	37,868	—	37,868	—
Mortgage-backed securities	1,594,275	—	1,594,275	—
Municipal securities	88,778	—	88,778	—
Loans held for sale, at fair value	40,399	—	40,399	—
Mortgage servicing assets	1,565	—	1,565	—
Mortgage banking derivatives	783	—	—	783
Interest rate swap derivatives	92,475	—	92,475	—

Liabilities:
Mortgage banking derivatives	169	—	164	5
Interest rate swap derivatives	92,892	—	92,892	—

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at June 30,2019
Assets:
Impaired loans
Residential real estate	$1,604	—	—	$1,604
Commercial real estate	6,259	—	—	6,259
Land, land development and construction	49	—	—	49
Commercial	2,042	—	—	2,042
Consumer	30	—	—	30
Other real estate owned
Residential real estate	—	—	—	—
Commercial real estate	—	—	—	—
Land, land development and construction	367	—	—	367
Bank property held for sale	3,960	—	—	3,960

at December 31,2018
Assets:
Impaired loans
Residential real estate	$1,811	—	—	$1,811
Commercial real estate	5,614	—	—	5,614
Land, land development and construction	90	—	—	90
Commercial	1,274	—	—	1,274
Consumer	40	—	—	40
Other real estate owned
Residential real estate	—	—	—	—
Commercial real estate	—	—	—	—
Land, land development and construction	867	—	—	867
Bank property held for sale	5,805	—	—	5,805

Impaired loans measured at fair value had a recorded investment of $11,724, with a valuation allowance of $1,740 at June 30, 2019, and a recorded investment of $8,829, with a valuation allowance of $1,463 at December 31, 2018. The Company recorded a provision for loan loss expense of $492, $275, $1,056 and $353 on impaired loans carried at fair value during the three and six-month periods ending June 30, 2019 and 2018, respectively.

Other real estate owned had a decline in fair value of $57, $107, $165 and $294 during the three and six-month periods ending June 30, 2019 and 2018, respectively. Changes in fair value were recorded directly to current earnings through non-interest expense.

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into Bank Property Held for Sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon appraisals. The Company recognized an impairment charge of $315, $891, $422 and $2,340 during the three and six-month periods ending June 30, 2019 and 2018, respectively, related to bank properties held for sale.

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

Off-balance Sheet Instruments: The fair value of off-balance-sheet items is not considered material.

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
	Carrying amount	Level 1	Level 2	Level 3	Total
at June 30,2019
Financial assets:
Cash and cash equivalents	$837,338	$837,338	$ —	$ —	$837,338
Trading securities	651	—	651	—	651
Available for sale debt securities	1,792,757	—	1,792,757	—	1,792,757
Held to maturity debt securities	210,756	—	214,631	—	214,631
Loans held for sale, at fair value	95,108	—	95,108	—	95,108
Loans, net	11,672,108	—	—	11,653,849	11,653,849
Mortgage servicing assets	1,475	—	1,475	—	1,475
Mortgage banking derivatives	2,198	—	19	2,179	2,198
Interest rate swap derivatives	229,735	—	229,735	—	229,735
Accrued interest receivable	43,856	—	8,733	35,123	43,856

Financial liabilities:
Deposits - without stated maturities	$10,778,902	$10,778,902	$ —	$ —	$10,778,902
Deposits - with stated maturities	2,433,183	—	2,445,556	—	2,445,556
Securities sold under agreement to repurchase	78,277	—	78,277	—	78,277
Federal funds purchased and other borrowings	476,690	—	476,690	—	476,690
Corporate debentures	32,591	—	—	28,463	28,463
Mortgage banking derivatives	566	—	547	19	566
Interest rate swap derivatives	231,735	—	231,735	—	231,735
Accrued interest payable	4,661	—	4,661	—	4,661

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

		Fair value measurements
	Carrying amount	Level 1	Level 2	Level 3	Total
at December 31,2018
Financial assets:
Cash and cash equivalents	$367,333	$367,333	$ —	$ —	$367,333
Trading securities	1,737	—	1,737	—	1,737
Available for sale debt securities	1,727,348	—	1,727,348	—	1,727,348
Held to maturity debt securities	216,833	—	212,179	—	212,179
Loans held for sale, at fair value	40,399	—	40,399	—	40,399
Loans, net	8,300,734	—	—	8,342,220	8,342,220
Mortgage servicing assets	1,565	—	1,565	—	1,565
Mortgage banking derivatives	783	—	—	783	783
Interest rate swap derivatives	92,475	—	92,475	—	92,475
Accrued interest receivable	33,143	—	8,355	24,788	33,143

Financial liabilities:
Deposits - without stated maturities	$7,655,376	$7,655,376	$ —	$ —	$7,655,376
Deposits - with stated maturities	1,821,960	—	1,827,299	—	1,827,299
Securities sold under agreement to repurchase	57,772	—	57,772	—	57,772
Federal funds purchased and other borrowings	655,360	—	655,360	—	655,360
Corporate debentures	32,415	—	—	28,621	28,621
Mortgage banking derivatives	169	—	164	5	169
Interest rate swap derivatives	92,892	—	92,892	—	92,892
Accrued interest payable	2,627	—	2,627	—	2,627

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three and six-month periods ending June 30, 2019 and 2018.

	Three-month period ending June 30, 2019
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$180,672	$4,581	$ —	$ —	$185,253
Interest expense	(22,666)	(2,697)	(1,209)	—	(26,572)
Net interest income (expense)	158,006	1,884	(1,209)	—	158,681
Provision for loan losses	(2,762)	(30)	—	—	(2,792)
Non-interest income	26,409	11,534	—	—	37,943
Non-interest expense	(114,106)	(6,683)	(1,200)	—	(121,989)
Net income (loss) before taxes	67,547	6,705	(2,409)	—	71,843
Income tax (provision) benefit	(15,741)	(1,699)	719	—	(16,721)
Net income (loss)	51,806	5,006	(1,690)	—	55,122
Earnings attributable to noncontrolling interest	(599)	—	—	—	(599)
Net income (loss) attributable to CenterState Bank Corporation	$51,207	$5,006	$(1,690)	$ —	$54,523
Total assets	$16,464,806	$566,514	$2,975,710	$(2,970,433)	$17,036,597

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Six-month period ending June 30, 2019
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$308,504	$9,031	$ —	$ —	$317,535
Interest expense	(37,517)	(5,246)	(1,916)	—	(44,679)
Net interest income (expense)	270,987	3,785	(1,916)	—	272,856
Provision for loan losses	(3,777)	(68)	—	—	(3,845)
Non-interest income	46,709	20,534	—	—	67,243
Non-interest expense	(191,687)	(12,396)	(2,379)	—	(206,462)
Net income (loss) before taxes	122,232	11,855	(4,295)	—	129,792
Income tax (provision) benefit	(28,431)	(3,004)	1,408	—	(30,027)
Net income (loss)	93,801	8,851	(2,887)	—	99,765
Earnings attributable to noncontrolling interest	(599)	—	—	—	(599)
Net income (loss) attributable to CenterState Bank Corporation	$93,202	$8,851	$(2,887)	$ —	$99,166
Total assets	$16,464,806	$566,514	$2,975,710	$(2,970,433)	$17,036,597

	Three-month period ending June 30, 2018
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$107,172	$3,457	$ —	$ —	$110,629
Interest expense	(7,490)	(1,657)	(953)	—	(10,100)
Net interest income (expense)	99,682	1,800	(953)	—	100,529
Provision for loan losses	(2,912)	(21)	—	—	(2,933)
Non-interest income	15,505	7,076	8	—	22,589
Non-interest expense	(73,285)	(4,884)	(1,443)	—	(79,612)
Net income (loss) before taxes	38,990	3,971	(2,388)	—	40,573
Income tax (provision) benefit	(9,267)	(1,006)	1,863	—	(8,410)
Net income (loss) attributable to CenterState Bank Corporation	$29,723	$2,965	$(525)	$ —	$32,163
Total assets	$9,963,206	$564,133	$1,607,900	$(1,598,516)	$10,536,723

	Six-month period ending June 30, 2018
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$207,087	$6,701	$ —	$ —	$213,788
Interest expense	(13,697)	(2,729)	(1,815)	—	(18,241)
Net interest income (expense)	193,390	3,972	(1,815)	—	195,547
Provision for loan losses	(4,074)	(159)	—	—	(4,233)
Non-interest income	30,420	15,199	8	—	45,627
Non-interest expense	(143,282)	(10,494)	(1,832)	—	(155,608)
Net income (loss) before taxes	76,454	8,518	(3,639)	—	81,333
Income tax (provision) benefit	(17,499)	(2,158)	6,123	—	(13,534)
Net income attributable to CenterState Bank Corporation	$58,955	$6,360	$2,484	$ —	$67,799
Total assets	$9,963,206	$564,133	$1,607,900	$(1,598,516)	$10,536,723

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

NOTE 5: Investment securities

Available for Sale Debt Securities

All of the mortgage-backed securities (“MBS”) listed below are residential Fannie Mae, Freddie Mac and Ginnie Mae MBSs. The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$5,505	$149	$ —	$5,654
Obligations of U.S. government sponsored entities and agencies	37,445	15	283	37,177
Mortgage-backed securities	1,643,074	19,301	4,729	1,657,646
Municipal securities	87,738	4,542	—	92,280
Total available for sale debt securities	$1,773,762	$24,007	$5,012	$1,792,757

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$6,265	$162	$ —	$6,427
Obligations of U.S. government sponsored entities and agencies	38,794	7	933	37,868
Mortgage-backed securities	1,623,906	3,792	33,423	1,594,275
Municipal securities	88,415	698	335	88,778
Total available for sale debt securities	$1,757,380	$4,659	$34,691	$1,727,348

The cost of securities sold is determined using the specific identification method. All of the securities sold during the second quarter of 2019 were collateralized loan obligation securities (“CLOs”) acquired through the NCOM acquisition.  The CLOs were marked to fair value at acquisition and subsequently sold resulting in a loss of $5.The securities sold during the first quarter of 2018 include some securities acquired through the acquisitions of Sunshine Bancorp, Inc. (“Sunshine”) and HCBF Holding Company, Inc. (“Harbor”) on January 1, 2018. These acquired securities were marked to fair value and subsequently sold after the acquisition date, and no gain or loss was recognized from the sale of these securities.  Sales of available for sale debt securities for the six-month ended June 30, 2019 and 2018 were as follows:

For the six months ended:	June 30, 2019	June 30, 2018
Proceeds	$108,477	$364,152
Gross gains	646	68
Gross losses	634	90

The tax provision related to these net realized gain and loss were $3 and ($6), respectively.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of available for sale debt securities at June 30, 2019 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair	Amortized
Investment securities available for sale:	Value	Cost
Due one year or less	$525	$525
Due after one year through five years	9,001	8,872
Due after five years through ten years	28,026	27,459
Due after ten years through thirty years	97,559	93,832
Mortgage-backed securities	1,657,646	1,643,074
Total available for sale debt securities	$1,792,757	$1,773,762

Available for sale debt securities pledged at June 30, 2019 and December 31, 2018 had a carrying amount (estimated fair value) of $909,669 and $961,721 respectively. These securities were pledged primarily to increase borrowing capacity at the FHLB, secure public deposits and repurchase agreements.

At June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than mortgage-backed securities issued by U.S. Government sponsored entities, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s available for sale debt investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018.

	June 30, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$2,731	$10	$20,219	$273	$22,950	$283
Mortgage-backed securities	—	—	512,428	4,729	512,428	4,729
Total temporarily impaired available for sale debt securities	$2,731	$10	$532,647	$5,002	$535,378	$5,012

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$25,104	$332	$9,398	$601	$34,502	$933
Mortgage-backed securities	647,923	10,782	635,172	22,641	1,283,095	33,423
Total temporarily impaired available for sale debt securities	$673,027	$11,114	$644,570	$23,242	$1,317,597	$34,356

Obligations of U.S. government sponsored entities and agencies: Obligations of U.S. government-sponsored entities and agencies are mainly comprised of pools of securities issued by the Small Business Administration (“SBA”). Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

Mortgage-backed securities: At  June 30, 2019, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Held to Maturity Debt Securities

The following reflects the fair value of held-to-maturity securities and the related gross unrecognized gains and losses as of June 30, 2019 and December 31, 2018.

	June 30, 2019
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$79,160	$16	$483	$78,693
Municipal securities	131,596	4,352	10	135,938
Total held to maturity debt securities	$210,756	$4,368	$493	$214,631

	December 31, 2018
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$84,983	$ —	$2,462	$82,521
Municipal securities	131,850	799	2,991	129,658
Total held to maturity debt securities	$216,833	$799	$5,453	$212,179

Held to maturity securities pledged at June 30, 2019 and December 31, 2018 had a carrying amount of $102,338 and $103,710 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At June 30, 2019, there were no holdings of held to maturity securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The fair value and amortized cost of held to maturity securities at June 30, 2019 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair	Amortized
Held to maturity debt securities	Value	Cost
Due after five years through ten years	$2,072	$2,038
Due after ten years through thirty years	133,866	129,558
Mortgage-backed securities	78,693	79,160
Total held to maturity debt securities	$214,631	$210,756

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table shows the Company’s held to maturity debt investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at June 30, 2019 and December 31, 2018.

	June 30, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$ —	$ —	$71,798	$483	$71,798	$483
Municipal securities	—	—	1,990	10	1,990	10
Total temporarily impaired held to maturity debt securities	$ —	$ —	$73,788	$493	$73,788	$493

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$ —	$ —	$82,521	$2,462	$82,521	$2,462
Municipal securities	22,560	203	47,807	2,788	70,367	2,991
Total temporarily impaired held to maturity debt securities	$22,560	$203	$130,328	$5,250	$152,888	$5,453

Mortgage-backed securities: At June 30, 2019, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

Municipal securities: Unrealized losses on municipal securities have not been recognized into income because the issuers bonds are of high quality, and because management does not intend to sell these investments or more likely than not will not be required to sell these investments before their anticipated recovery. The fair value is expected to recover as the securities approach maturity.

NOTE 6:  Loans Held for Sale

The Company accounts for loans held for sale under the fair value option with changes in fair value recognized in current period earnings.  At the date of funding of the loan, the funded amount of the loan, the relative derivative asset or liability of the associated interest rate lock commitment, less direct costs, becomes the initial recorded investment in the loan held for sale.  Such amount approximates the fair value of the loan.  Net gains from changes in estimated fair value of mortgage loans held for sale were $941 and $722 for the  six-month periods ended June 30, 2019 and 2018, respectively. The total unpaid principal balance of loans held for sale was $94,167 and $39,318 at June 30, 2019 and December 31, 2018, respectively. No loans held for sale at June 30, 2019 or at December 31, 2018 were past due or on nonaccrual.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes the activity in mortgage loans held for sale during the three and six-month periods ending June 30, 2019 and 2018.

	Three-month periods ended		Six-month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance	$49,474	$28,485	$40,399	$19,647
Effect from acquisitions	14,588	—	14,588	6,124
Loans originated	257,383	92,218	392,135	150,316
Proceeds from sales	(233,962)	(87,066)	(363,619)	(144,387)
Net change in fair value	937	359	941	722
Net realized gain on sales	6,688	2,370	10,664	3,944
Ending balance	$95,108	$36,366	$95,108	$36,366

As loans are closed, they are typically sold at prices specified in the forward contracts.  Gains or losses may arise if the yields of the loans delivered vary from those specified in the forward contracts.  Derivative mortgage loan commitments, or interest rate locks, are also utilized and relate to the origination of a mortgage that will be held for sale upon funding.  The Company uses these derivative financial instruments on its loans held for sale to manage interest rate risk and not for speculative purposes. The table below summarizes the main components of Mortgage Banking Revenue during the three and six-month periods ending June 30, 2019 and 2018. The Mortgage Banking Revenue amounts are reported in the Company’s Consolidated Statements of Income and Comprehensive Income.

	Three-month periods ended		Six-month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Servicing fees and commissions	$96	$20	$188	$20
Gain on sale of loans held for sale	6,688	2,370	10,664	3,944
Unrealized gain on loans held for sale	937	359	941	722
Gain (loss) on mortgage derivatives	52	(107)	609	558
Loss on mortgage hedge	(703)	(26)	(1,106)	(26)
Loss on mortgage servicing assets	(267)	—	(300)	—
Mortgage banking revenue	$6,803	$2,616	$10,996	$5,218

The table below summarizes the notional amounts for interest rate lock commitments, best efforts forward trades and MBS forward trades pertaining to loans held for sale at June 30, 2019 and 2018.

	Notional at
	June 30, 2019	June 30, 2018
Interest rate lock commitments	$160,461	$33,306
Best efforts forward trades	129,738	52,614
MBS forward trades	110,500	14,250
Total derivative instruments	$400,699	$100,170

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 7: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	June 30, 2019	December 31, 2018
Loans excluding PCI loans
Real estate loans
Residential	$2,481,717	$1,702,114
Commercial	6,062,203	4,454,098
Land, development and construction	1,051,307	635,562
Total real estate	9,595,227	6,791,774
Commercial, industrial and factored receivables	1,709,019	1,183,380
Consumer and other loans	246,856	203,686
Loans before unearned fees and deferred cost	11,551,102	8,178,840
Net unearned fees and costs	4,356	2,693
Total loans excluding PCI loans	11,555,458	8,181,533
PCI loans (note 1)
Real estate loans
Residential	54,607	58,804
Commercial	91,176	87,336
Land, development and construction	6,225	7,028
Total real estate	152,008	153,168
Commercial and industrial	5,102	5,594
Consumer and other loans	193	209
Total PCI loans	157,303	158,971
Total loans	11,712,761	8,340,504
Allowance for loan losses for loans that are not PCI loans	(40,455)	(39,579)
Allowance for loan losses for PCI loans	(198)	(191)
Total loans, net of allowance for loan losses	$11,672,108	$8,300,734

note 1:	Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below set forth the activity in the allowance for loan losses for the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three-month ended June 30, 2019
Balance at beginning of period	$39,861	$191	$40,052
Loans charged-off	(3,325)	—	(3,325)
Recoveries of loans previously charged-off	1,134	—	1,134
Net charge-offs	(2,191)	—	(2,191)
Provision for loan losses	2,785	7	2,792
Balance at end of period	$40,455	$198	$40,653

Three-month ended June 30, 2018
Balance at beginning of period	$34,154	$275	$34,429
Loans charged-off	(589)	—	(589)
Recoveries of loans previously charged-off	711	—	711
Net recoveries	122	—	122
Provision for loan losses	2,933	—	2,933
Balance at end of period	$37,209	$275	$37,484

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Six-month ended June 30, 2019
Balance at beginning of period	$39,579	$191	$39,770
Loans charged-off	(4,772)	—	(4,772)
Recoveries of loans previously charged-off	1,810	—	1,810
Net charge-offs	(2,962)	—	(2,962)
Provision for loan losses	3,838	7	3,845
Balance at end of period	$40,455	$198	$40,653

Six-month ended June 30, 2018
Balance at beginning of period	$32,530	$295	$32,825
Loans charged-off	(992)	—	(992)
Recoveries of loans previously charged-off	1,343	75	1,418
Net recoveries	351	75	426
Provision for loan losses	4,328	(95)	4,233
Balance at end of period	$37,209	$275	$37,484

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Factored commercial receivables	Consumer & other	Total
Allowance for loan losses for loans that are not PCI loans:
Three-month ended June 30, 2019
Beginning of the period	$5,448	$22,247	$2,220	$6,930	$ —	$3,016	$39,861
Charge-offs	(418)	(4)	—	(1,257)	(516)	(1,130)	(3,325)
Recoveries	275	66	1	92	530	170	1,134
Provision for loan losses	424	(1,372)	269	1,577	586	1,301	2,785
Balance at end of period	$5,729	$20,937	$2,490	$7,342	$600	$3,357	$40,455

Three-month ended June 30, 2018
Beginning of the period	$5,747	$20,975	$1,294	$4,501	$ —	$1,637	$34,154
Charge-offs	—	—	—	(221)	—	(368)	(589)
Recoveries	364	169	1	56	—	121	711
Provision for loan losses	(264)	777	334	1,076	—	1,010	2,933
Balance at end of period	$5,847	$21,921	$1,629	$5,412	$ —	$2,400	$37,209

		Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Factored commercial receivables	Consumer & other	Total
Allowance for loan losses for loans that are PCI loans:
Three-month ended June 30, 2019
Beginning of the period	$ —	$ —	$177	$ —	$ —	$14	$191
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision for loan losses	7	—	—	—	—	—	7
Balance at end of period	$7	$ —	$177	$ —	$ —	$14	$198

Three-month ended June 30, 2018
Beginning of the period	$ —	$59	$202	$ —	$ —	$14	$275
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision for loan losses	—	—	—	—	—	—	—
Balance at end of period	$ —	$59	$202	$ —	$ —	$14	$275

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Factored commercial receivables	Consumer & other	Total
Allowance for loan losses for loans that are not PCI loans:
Six-month ended June 30, 2019
Beginning of the period	$5,518	$22,978	$1,781	$6,414	$ —	$2,888	$39,579
Charge-offs	(619)	(4)	(31)	(1,921)	(516)	(1,681)	(4,772)
Recoveries	417	218	84	247	530	314	1,810
Provision for loan losses	413	(2,255)	656	2,602	586	1,836	3,838
Balance at end of period	$5,729	$20,937	$2,490	$7,342	$600	$3,357	$40,455

Six-month ended June 30, 2018
Beginning of the period	$6,003	$19,304	$1,179	$4,130	$ —	$1,914	$32,530
Charge-offs	(136)	—	—	(228)	—	(628)	(992)
Recoveries	638	456	1	62	—	186	1,343
Provision for loan losses	(658)	2,161	449	1,448	—	928	4,328
Balance at end of period	$5,847	$21,921	$1,629	$5,412	$ —	$2,400	$37,209

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Factored commercial receivables	Consumer & other	Total
Allowance for loan losses for loans that are PCI loans:
Six-month ended June 30, 2019
Beginning of the period	$ —	$ —	$177	$ —	$ —	$14	$191
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provision for loan losses	7	—	—	—	—	—	7
Balance at end of period	$7	$ —	$177	$ —	$ —	$14	$198

Six-month ended June 30, 2018
Beginning of the period	$ —	$59	$222	$ —	$ —	$14	$295
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	75	—	—	75
Provision for loan losses	—	—	(20)	(75)	—	—	(95)
Balance at end of period	$ —	$59	$202	$ —	$ —	$14	$275

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2019 and December 31, 2018. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm., industrial & factored receivables	Consumer & other	Total
As of June 30, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$292	$322	$ —	$1,234	$ —	$1,848
Collectively evaluated for impairment	5,437	20,615	2,490	6,708	3,357	38,607
Purchased credit impaired	7	—	177	—	14	198
Total ending allowance balance	$5,736	$20,937	$2,667	$7,942	$3,371	$40,653

Loans:
Individually evaluated for impairment	$5,563	$7,478	$72	$3,957	$131	$17,201
Collectively evaluated for impairment	2,476,154	6,054,725	1,051,235	1,705,062	246,725	11,533,901
Purchased credit impaired	54,607	91,176	6,225	5,102	193	157,303
Total ending loan balances	$2,536,324	$6,153,379	$1,057,532	$1,714,121	$247,049	$11,708,405

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
As of December 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$331	$250	$ —	$1,034	$1	$1,616
Collectively evaluated for impairment	5,187	22,728	1,781	5,380	2,887	37,963
Purchased credit impaired	—	—	177	—	14	191
Total ending allowance balance	$5,518	$22,978	$1,958	$6,414	$2,902	$39,770

Loans:
Individually evaluated for impairment	$6,234	$7,496	$117	$1,708	$145	$15,700
Collectively evaluated for impairment	1,695,880	4,446,602	635,445	1,181,672	203,541	8,163,140
Purchased credit impaired	58,804	87,336	7,028	5,594	209	158,971
Total ending loan balances	$1,760,918	$4,541,434	$642,590	$1,188,974	$203,895	$8,337,811

The table below summarizes impaired loan data for the periods presented.

	June 30, 2019	December 31, 2018
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$8,683	$8,475
Nonperforming TDRs (these are included in NPLs)	1,437	1,002
Total TDRs (these are included in impaired loans)	10,120	9,477
Impaired loans that are not TDRs	7,081	6,223
Total impaired loans	$17,201	$15,700

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

TDRs as of June 30, 2019 and December 31, 2018 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non-performing loans) are presented in the tables below.

	Accruing	Non-Accrual	Total
As of June 30, 2019
Real estate loans:
Residential	$5,205	$479	$5,684
Commercial	2,076	156	2,232
Land, development, construction	72	—	72
Total real estate loans	7,353	635	7,988
Commercial and industrial	1,198	802	2,000
Consumer and other	132	—	132
Total TDRs	$8,683	$1,437	$10,120

	Accruing	Non-Accrual	Total
As of December 31, 2018
Real estate loans:
Residential	$5,848	$386	$6,234
Commercial	1,837	566	2,403
Land, development, construction	77	41	118
Total real estate loans	7,762	993	8,755
Commercial and industrial	577	—	577
Consumer and other	136	9	145
Total TDRs	$8,475	$1,002	$9,477

The Company’s policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $126 and $157 and partial charge offs of $42 and $50 on the TDR loans described above during the three and six-month periods ending June 30, 2019, respectively.  The Company recorded a provision for loan loss expense of $19 and $28 and partial charge-offs of $10 and $21 on TDR loans during the three and six-month periods ending June 30, 2018, respectively.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer-term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 86% of our TDRs are current pursuant to their modified terms, and $1,437, or approximately 14% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

Loans modified as TDRs during the three and six-month periods ending June 30, 2019 were $1,142 and $1,820, respectively. Loans modified as TDRs during the three and six-month periods ending June 30, 2018 were $601 and $2,148, respectively. The Company recorded $100 and $119 loan loss provision for loans modified during the three and six-month periods ending June 30, 2019. The Company recorded $13 and $14 loan loss provision for loans modified during the three and six-month periods ending June 30, 2018.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the periods ending June 30, 2019 and 2018.

	Period ending		Period ending
	June 30, 2019		June 30, 2018
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	—	$ —	1	$51
Commercial real estate	—	—	1	120
Land, development, construction	—	—	—	—
Commercial and industrial	3	801	—	—
Consumer and other	—	—	—	—
Total	3	$801	2	$171

The Company recorded $85 and $85 provision for loan loss expense for three and six-month periods ending June 30, 2019. The Company recorded no partial charge offs on TDR loans subsequently defaulted during the three and six-month periods ending June 30, 2019.  The Company recorded a provision for loan loss expense of $3 and $5 and partial charge offs of $3 and $5 on TDR loans that subsequently defaulted as described above during the three and six-month periods ending June 30, 2018.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2019 and December 31, 2018, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
As of June 30, 2019
With no related allowance recorded:
Residential real estate	$2,990	$2,864	$ —
Commercial real estate	6,318	5,644	—
Land, development, construction	81	72	—
Commercial and industrial	1,312	1,282	—
Consumer, other	106	105	—

With an allowance recorded:
Residential real estate	2,842	2,699	292
Commercial real estate	1,859	1,834	322
Land, development, construction	—	—	—
Commercial and industrial	2,732	2,675	1,234
Consumer, other	32	26	—
Total	$18,272	$17,201	$1,848

	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
As of December 31, 2018
With no related allowance recorded:
Residential real estate	$3,608	$3,485	$ —
Commercial real estate	6,447	5,906	—
Land, development, construction	144	117	—
Commercial and industrial	364	353	—
Consumer, other	109	108	—

With an allowance recorded:
Residential real estate	2,897	2,749	331
Commercial real estate	1,593	1,590	250
Land, development, construction	—	—	—
Commercial and industrial	1,378	1,355	1,034
Consumer, other	53	37	1
Total	$16,593	$15,700	$1,616

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Three-month ended June 30, 2019
Real estate loans:
Residential	$5,609	$59	$ —
Commercial	7,778	30	—
Land, development, construction	94	1	—
Total real estate loans	13,481	90	—

Commercial and industrial	3,724	16	—
Consumer and other loans	133	2	—
Total	$17,338	$108	$ —

	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Six-month ended June 30, 2019
Real estate loans:
Residential	$5,776	$121	$ —
Commercial	7,782	55	—
Land, development, construction	105	3	—
Total real estate loans	13,663	179	—

Commercial and industrial	3,165	28	—
Consumer and other loans	136	4	—
Total	$16,964	$211	$ —

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Three-month ended June 30, 2018
Real estate loans:
Residential	$7,882	$82	$ —
Commercial	7,986	35	—
Land, development, construction	574	1	—
Total real estate loans	16,442	118	—

Commercial and industrial	2,227	9	—
Consumer and other loans	179	2	—
Total	$18,848	$129	$ —

	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Six-month ended June 30, 2018
Real estate loans:
Residential	$8,007	$159	$ —
Commercial	8,124	48	—
Land, development, construction	420	4	—
Total real estate loans	16,551	211	—

Commercial and industrial	2,624	14	—
Consumer and other loans	187	4	—
Total	$19,362	$229	$ —

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

Nonperforming loans were as follows:	June 30, 2019	December 31, 2018
Non-accrual loans	$26,334	$23,567
Loans past due over 90 days and still accruing interest	—	—
Total nonperforming loans	$26,334	$23,567

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2019 and December 31, 2018, excluding purchased credit impaired loans:

	Non-accrual	Loans past due over 90 days still accruing
As of June 30, 2019
Residential real estate	$10,368	$ —
Commercial real estate	8,758	—
Land, development, construction	1,811	—
Commercial and industrial	4,783	—
Consumer, other	614	—
Total	$26,334	$ —

	Non-accrual	Loans past due over 90 days still accruing
As of December 31, 2018
Residential real estate	$11,488	$ —
Commercial real estate	8,445	—
Land, development, construction	795	—
Commercial and industrial	2,274	—
Consumer, other	565	—
Total	$23,567	$ —

The following table presents the aging of the recorded investment in past due loans as of June 30, 2019 and December 31, 2018, excluding purchased credit impaired loans. The increase in the 30 – 59 days past due loans is primarily due to factored commercial receivables:

	Accruing Loans
As of June 30, 2019	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$2,481,717	$6,795	$6,588	$ —	$13,383	$2,457,966	$10,368
Commercial real estate	6,062,203	11,742	5,446	—	17,188	6,036,257	8,758
Land/dev/construction	1,051,307	1,401	615	—	2,016	1,047,480	1,811
Comm., industrial & factored receivables	1,709,019	13,792	3,003	—	16,795	1,687,441	4,783
Consumer	246,856	1,024	184	—	1,208	245,034	614
	$11,551,102	$34,754	$15,836	$ —	$50,590	$11,474,178	$26,334

	Accruing Loans
As of December 31, 2018	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$1,702,114	$5,730	$5,631	$ —	$11,360	$1,679,266	$11,488
Commercial real estate	4,454,098	10,840	4,607	—	15,446	4,430,207	8,445
Land/dev/construction	635,562	661	4,022	—	4,683	630,084	795
Comm. & industrial	1,183,380	2,803	878	—	3,681	1,177,425	2,274
Consumer	203,686	1,061	271	—	1,332	201,789	565
	$8,178,840	$21,094	$15,408	$ —	$36,502	$8,118,771	$23,567

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of June 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding purchased credit-impaired loans accounted for pursuant to ASC Topic 310-30, is presented below.

	As of June 30, 2019
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$2,421,011	$34,189	$26,517	$ —
Commercial real estate	5,865,703	139,490	57,010	—
Land/dev/construction	1,037,448	9,921	3,938	—
Comm., industrial & factored receivables	1,653,775	43,047	12,197	—
Consumer	245,665	207	984	—
Total	$11,223,602	$226,854	$100,646	$ —

	As of December 31, 2018
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$1,633,810	$41,522	$26,782	$ —
Commercial real estate	4,246,687	160,981	46,430	—
Land/dev/construction	610,631	20,586	4,345	—
Commercial & industrial	1,137,272	40,836	5,272	—
Consumer	202,701	247	738	—
Total	$7,831,100	$264,172	$83,568	$ —

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans, based on payment activity as of June 30, 2019 and December 31, 2018:

As of June 30, 2019	Residential	Consumer
Performing	$2,471,349	$246,242
Nonperforming	10,368	614
Total	$2,481,717	$246,856

As of December 31, 2018	Residential	Consumer
Performing	$1,690,626	$203,121
Nonperforming	11,488	565
Total	$1,702,114	$203,686

Purchased Credit Impaired (“PCI”) loans:

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of June 30, 2019 and December 31, 2018. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	June 30, 2019	December 31, 2018
Contractually required principal and interest	$283,501	$267,815
Non-accretable difference	(56,084)	(38,602)
Cash flows expected to be collected	227,417	229,213
Accretable yield	(70,114)	(70,242)
Carrying value of acquired loans	157,303	158,971
Allowance for loan losses	(198)	(191)
Carrying value less allowance for loan losses	$157,105	$158,780

The Company adjusted its estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The Company reclassified $3,466, $2,187, $10,665 and $3,914 from non-accretable difference to accretable yield during the three and six-month periods ending June 30, 2019 and 2018 to reflect its adjusted estimates of future expected cash flows.   The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three and six-month periods ending June 30, 2019 and 2018.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Activity during the		Effect of	income	all other
three-month period ending June 30, 2019	March 31, 2019	acquisitions	accretion	adjustments	June 30, 2019
Contractually required principal and interest	$248,243	$51,527	$ —	$(16,269)	$283,501
Non-accretable difference	(28,865)	(29,187)	—	1,968	(56,084)
Cash flows expected to be collected	229,213	22,340	—	(14,301)	227,417
Accretable yield	(69,922)	(3,724)	7,750	(4,218)	(70,114)
Carry value of acquired loans	$149,456	$18,616	$7,750	$(18,519)	$157,303

Activity during the		Effect of	income	all other
six-month period ending June 30, 2019	December 31, 2018	acquisitions	accretion	adjustments	June 30, 2019
Contractually required principal and interest	$267,815	$51,527	$ —	$(35,841)	$283,501
Non-accretable difference	(38,602)	(29,187)	—	11,705	(56,084)
Cash flows expected to be collected	229,213	22,340	—	(24,136)	227,417
Accretable yield	(70,242)	(3,724)	17,890	(14,038)	(70,114)
Carry value of acquired loans	$158,971	$18,616	$17,890	$(38,174)	$157,303

Activity during the		Effect of	income	all other
three-month period ending June 30, 2018	March 31, 2018	acquisitions	accretion	adjustments	June 30, 2018
Contractually required principal and interest	$315,277	$ —	$ —	$(29,701)	$285,576
Non-accretable difference	(50,237)	—	—	6,071	(44,166)
Cash flows expected to be collected	265,040	—	—	(23,630)	241,410
Accretable yield	(71,857)	—	11,096	(6,699)	(67,460)
Carry value of acquired loans	$193,183	$ —	$11,096	$(30,329)	$173,950

Activity during the		Effect of	income	all other
six-month period ending June 30, 2018	December 31, 2017	acquisitions	accretion	adjustments	June 30, 2018
Contractually required principal and interest	$248,283	$88,705	$ —	$(51,412)	$285,576
Non-accretable difference	(13,183)	(38,164)	—	7,181	(44,166)
Cash flows expected to be collected	235,100	50,541	—	(44,231)	241,410
Accretable yield	(70,942)	(6,278)	18,814	(9,054)	(67,460)
Carry value of acquired loans	$164,158	$44,263	$18,814	$(53,285)	$173,950

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 8: Securities sold under agreement to repurchase

The Company enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these one-day borrowing arrangements. These short-term borrowings totaled $78,277 at June 30, 2019 compared to $57,772 at December 31, 2018.  The following table provides additional details for the periods presented.

	MBS	Municipal
As of June 30, 2019	Securities	Securities	Total
Market value of securities pledged	$98,673	$450	$99,123
Borrowings related to pledged amounts	78,150	127	78,277
Market value pledged as a % of borrowings	126%	354%	127%

As of December 31, 2018
Market value of securities pledged	$64,269	$437	$64,706
Borrowings related to pledged amounts	57,594	178	57,772
Market value pledged as a % of borrowings	112%	246%	112%

Any risk related to these arrangements, primarily market value changes, are minimized due to the overnight (one day) maturity and the additional collateral pledged over the borrowed amounts.

NOTE 9: Business Combinations

Acquisition of Sunshine Bancorp, Inc.

On January 1, 2018, the Company completed its acquisition of Sunshine, whereby Sunshine merged with and into the Company. Pursuant to and simultaneously with the merger of Sunshine with and into the Company, Sunshine’s wholly owned subsidiary bank, Sunshine Bank merged with and into the Company’s subsidiary bank, CenterState Bank, N.A.

The Company’s primary reasons for the transaction were to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 14% and 13%, respectively, as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  The Company incurred no acquisition costs related to this transaction during the three and six-month periods ending June 30, 2019. During the three and six-month periods ending June 30, 2018, the Company incurred approximately $8,403 and $10,474 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

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

Acquisition of HCBF Holding Company, Inc.

On January 1, 2018, the Company completed its acquisition of HCBF, whereby Harbor merged with and into the Company. Pursuant to and simultaneously with the merger of Harbor with and into the Company, Harbor’s wholly owned subsidiary bank, Harbor Bank merged with and into the Company’s subsidiary bank, CenterState Bank, N.A.

The Company’s primary reasons for the transaction were to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 33% and 32%, respectively, as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  The Company incurred no acquisition costs related to this transaction during the three and six-month periods ending June 30, 2019. During the three and six-month periods ending June 30, 2018, the Company incurred approximately $ 5,737 and $11,527 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

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

The table below presents information with respect to the fair value of acquired loans, as well as their Book Balance at acquisition date.

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

The Company’s primary reasons for the transaction were to expand its franchise into Georgia and Alabama, as well as the Panhandle area of Florida, and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 24% as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three and six-month periods ending June 30, 2019, the Company incurred approximately $885 and $5,986 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $197,648 which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair values are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available.

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

The table below presents information with respect to the fair value of acquired loans, as well as their Book Balance at acquisition date.

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

Acquisition of National Commerce Corporation

On April 1, 2019, the Company completed its acquisition of NCOM whereby NCOM merged with and into the Company. Pursuant to and simultaneously with the merger of NCOM with and into the Company, NCOM’s wholly owned subsidiary bank, National Bank of Commerce, merged with and into the Company’s subsidiary bank, CenterState Bank, N.A. As a result of that merger, the Bank acquired a controlling 70% interest in CBI, and its factoring subsidiary, Corporate Billing.

The Company’s primary reasons for the transaction were to further expand its franchise into Georgia and Alabama, further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 36% and 37% as compared with the balances at December 31, 2018 and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three and six-month periods ending June 30, 2019, the Company incurred approximately $14,854 and $16,118 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $401,538 which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Fair value estimates are deemed preliminary due to pending final reports from valuation specialists and corporate tax returns.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The Company acquired 100% of the outstanding common stock of NCOM. The purchase price consisted of stock plus cash in lieu of fractional shares. Each share of NCOM common stock was exchanged for 1.65 shares of the Company’s common stock. Based on the closing price of the Company’s common stock on March 29, 2019, the resulting purchase price was $831,696.

The table below summarizes the purchase price calculation.

Number of shares of NCOM common stock outstanding at March 29, 2019	21,011,352
Per share exchange ratio	1.650
Number of shares of CenterState common stock less 763 of fractional shares	34,667,968
CenterState common stock price per share on March 29, 2019	$23.81
Fair value of CenterState common stock issued	$825,444

Cash Consideration for 763 of fractional shares	$20

Total Stock Consideration	$825,444
Total Cash Consideration	20
Total consideration to be paid to NCOM common shareholders	$825,464
Fair value of NCOM stock options converted to CenterState stock options	5,848
Fair value of NCOM warrants converted to CenterState warrants	384
Total Purchase Price for NCOM	$831,696

The list below summarizes the fair value of the assets purchased, including goodwill, and liabilities assumed as of the April 1, 2019 purchase date.

April 1, 2019
Assets:
Cash and cash equivalents	$268,524
Loans, held for investment	3,309,234
Purchased credit impaired loans	18,616
Loans held for sale	14,588
Investments	178,488
Accrued interest receivable	11,006
Branch real estate	61,295
Furniture and fixtures	7,204
Bank property held for sale	12,436
FHLB, FRB and other stock	17,076
Bank owned life insurance	55,474
Other real estate owned	875
Servicing asset	1,580
Core deposit intangible	39,900
Goodwill	401,538
Deferred tax asset	16,285
Other assets	23,663
Total assets acquired	$4,437,782
Liabilities:
Deposits	$3,486,732
Securities sold under agreement to repurchase	18,833
Subordinated debt	38,802
Accrued interest payable	2,095
Other liabilities	47,622
Noncontrolling interest	12,002
Total liabilities assumed and noncontrolling interest	$3,606,086

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

In the acquisition, the Company acquired $3,327,850 of loans at fair value, net of $61,384, or 1.8%, estimated discount to the outstanding principal balance, representing 39.9% of the Company’s total loans at December 31, 2018. Of the total loans acquired, management identified $18,616 with credit deficiencies. All loans that were on non-accrual status, impaired loans including TDRs and some substandard loans were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and fair value of the loans as of April 1, 2019 for purchased credit impaired loans. Contractually required principal and interest payments have been adjusted for estimated prepayments.

Contractually required principal and interest	$51,527
Non-accretable difference	(29,187)
Cash flows expected to be collected	22,340
Accretable yield	(3,724)
Total purchased credit-impaired loans acquired	$18,616

The table below presents information with respect to the fair value of acquired loans, as well as their Book Balance at acquisition date.

	Book	Fair
	Balance	Value
Loans:
Single family residential real estate	$615,296	$608,705
Commercial real estate	1,762,480	1,736,653
Construction/development/land	363,005	358,643
Commercial loans	539,698	536,262
Consumer and other loans	70,058	68,971
Purchased credit-impaired	38,697	18,616
Total earning assets	$3,389,234	$3,327,850

In its assumption of the deposit liabilities, the Company believed the deposits assumed from the acquisition have an intangible value. The Company applied ASC Topic 805, which prescribes the accounting for goodwill and other intangible assets such as core deposit intangibles, in a business combination. The Company determined the estimated fair value of the core deposit intangible asset totaled $39,900, which will be amortized utilizing an accelerated amortization method over an estimated economic life not to exceed ten years. In determining the valuation amount, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates and age of deposit relationships.

Pro-forma information

Pro-forma data for the three and six-month periods ending June 30, 2018 listed in the table below presents pro-forma information as if the Charter and NCOM acquisitions occurred at the beginning of 2018. Pro-forma data for the six-month period ending June 30, 2019 listed in the table below presents pro-forma information as if the NCOM acquisition occurred at the beginning of 2018.

	Three months ended June 30,	Six months ended June 30,
	2018	2019	2018
Net interest income	$154,919	$317,027	$304,885
Net income available to common shareholders	$50,952	$125,218	$105,963
EPS - basic	$0.41	$0.96	$0.86
EPS - diluted	$0.41	$0.96	$0.85

The disclosures regarding the results of operations for NCOM and Charter subsequent to their respective acquisition dates are omitted as this information is not practical to obtain. Although the Company did not convert Charter’s core system in the third quarter of 2018 or NCOM’s core system in the second quarter of 2019, the majority of the fixed costs and purchase accounting entries were booked on the Company’s core system making it impractical to determine Charter or NCOM’s results of operation on a stand-alone basis.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 10:  Interest Rate Swap Derivatives

Fair Value Hedge

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates.  Under these agreements, the Company enters into a variable rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s variable rate loan into a fixed rate.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  At June 30, 2019 and December 31, 2018, the notional amount of such arrangements were $7,213,713 and $5,743,283, respectively. The Company pledged $173,530 and $28,345 of cash as collateral to the third party dealers at June 30, 2019 and December 31, 2018, respectively.  As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the interest rate swap derivative instruments is as follows:

	June 30, 2019	December 31, 2018
Notional amount	$7,213,713	$5,743,283
Weighted average pay rate on interest-rate swaps	3.56%	3.64%
Weighted average receive rate on interest rate swaps	3.57%	3.64%
Weighted average maturity (years)	11	11
Fair value of interest rate swap derivatives (asset)	$229,735	$92,475
Fair value of interest rate swap derivatives (liability)	$231,325	$92,892

Cash Flow Hedge

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are utilized to manage interest rate risk associated with the Company's variable rate borrowings entered during the current quarter of 2019. The Company recognizes interest rate swaps as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets.

The interest rate swap contract entered during the current quarter of 2019 on a variable rate borrowing was designated as a cash flow hedge and was negotiated over the counter. The contract was entered into by the Company with a counterparty and the specific agreement of terms were negotiated, including the amount, interest rate and maturity.

The following table reflects the cash flow hedge included in the Condensed Consolidated Balance Sheets as of June 30, 2019:

June 30, 2019
Notional amount	$150,000
Fair value of interest rate swap derivatives (asset)	—
Fair value of interest rate swap derivatives (liability)	410

The following table presents the net unrealized holding losses recorded in Accumulated Other Comprehensive Income on the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Income and Comprehensive Income relating to the cash flow derivative instrument for the six-month period ended June 30, 2019:

June 30, 2019
	Amount of	Amount of gain / (loss)	Location of gain / (loss)
	loss	reclassified from OCI	reclassified from AOCI
	recognized in OCI	to interest income	to income
Interest rate contracts - pay fixed, receive floating	$(306)	$ —	Interest expense: Federal funds purchased and other borrowings

During the three and six-month ended June 30, 2019, the derivative position designed as a cash flow hedge was not      discontinued and none of the losses reported in Accumulated Other Comprehensive Income were reclassified into earnings as a result of the discontinuance of a cash flow hedge or because of the early extinguishment of the borrowing.

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

The Company leases certain properties and equipment under operating leases that resulted in the recognition of ROU Lease Assets of $20,311 and Lease Liabilities of $22,795 on the Company’s Condensed Consolidated Balance Sheets.  The one-time transition impact to retained earnings from measurement differences was approximately $1,093 as disclosed on the Company’s Condensed Consolidated Statements of Changes in Stockholders’ Equity.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Three-month period ended	Six-month period ended
	June 30, 2019	June 30, 2019
Amortization of ROU Assets - Finance Leases	$49	$87
Interest on Lease Liabilities - Finance Leases	54	104
Operating Lease Cost (Cost resulting from lease payments)	2,009	3,335
Short-term Lease Cost	—	—
Variable Lease Cost (Cost excluded from lease payments)	349	554
Sublease Income	—	—
Total Lease Cost	$2,461	$4,080
Finance Lease - Operating Cash Flows	76	150
Finance Lease - Financing Cash Flows	73	146
Operating Lease - Operating Cash Flows (Fixed Payments)	2,023	3,304
Operating Lease - Operating Cash Flows (Liability Reduction)	1,706	2,801
New ROU Assets - Operating Leases	15,060	35,617
New ROU Assets - Finance Leases	—	—
Weighted Average Lease Term (Years) - Finance Leases		11.36
Weighted Average Lease Term (Years) - Operating Leases		7.54
Weighted Average Discount Rate - Finance Leases		5.83%
Weighted Average Discount Rate - Operating Leases		3.32%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of June 30, 2019 is as follows:

June 30, 2019
Operating lease payments due:
Within one year	$7,662
After one but within two years	6,593
After two but within three years	5,469
After three but within four years	4,225
After four years but within five years	3,524
After five years	12,619
Total undiscounted cash flows	40,092
Discount on cash flows	(4,957)
Total operating lease liabilities	$35,136

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

	Three-month period ended	Six-month period ended
	June 30, 2019	June 30, 2019
Operating Lease Income from Lease Payments	$595	$785
Direct Financing Lease Income	128	301
Direct Financing Profit Recognized at Commencement Date	—	—
Lease Income Related to Variable lease Payments
not included in measurement of lease receivable	—	—
Total Lease Income	$723	$1,086

Net Investment in Direct Financing Leases	15,565
Unguaranteed Residual Assets	—
Deferred Selling Profit on Direct Financing Leases	—

Maturity Analysis of Operating Lease Receivables
0 - 12 Months	2,056
13 - 24 Months	1,738
25 - 36 Months	2,238
37 - 48 Months	431
48 - 60 Months	61
Over 60 Months	—

Maturity Analysis of Finance Lease Receivables
0 - 12 Months	1,392
13 - 24 Months	1,680
25 - 36 Months	1,524
37 - 48 Months	1,340
48 - 60 Months	1,339
Over 60 Months	12,366

NOTE 12:  Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available for sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company formed a CECL committee to assist with the implementation process. It has selected a third-party vendor to assist with the allowance for loan loss methodology as well as advisory services related to the implementation of the amendments of ASU 2016-13.  The Company continues to work with the third-party vendor to evaluate the impact to the Company’s Consolidated Financial Statements including evaluating the impact from the loans acquired from the recent acquisitions.  The standard will add new disclosures related to factors that

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

influenced management’s estimate, including current expected credit losses, the changes in those factors, and reasons for the changes as well as the method applied to revert to historical credit loss experience. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but has not yet determined the magnitude of any such one-time adjustment or the overall impact on the Company’s Financial Statements.

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

 All forward-looking statements are subject to risks, uncertainties and other facts that may cause the actual results, performance or achievements of CenterState to differ materially from any results expressed or implied by such forward-looking statements. Such factors include, among others, the impact on failing to implement our business strategy, including our growth and acquisition strategy, including the merger with NCOM and its integration; the ability to successfully integrate our acquisitions, including that of NCOM; additional capital requirements due to our growth plans; the impact of an increase in our asset size to over $10 billion; the risks of changes in interest rates and the level and composition of deposits; loan demand, the credit and other risks in our loan portfolio and the values of loan collateral; the impact of us not being able to manage our risk; the impact on a loss of management or other experienced employees; the impact if we failed to maintain our culture and attract and retain skilled people; the risk of changes in technology and customer preferences; the impact of any material failure or breach in our infrastructure or the infrastructure of third parties on which we rely including as a result of cyber-attacks; or material regulatory liability in areas such as BSA or consumer protection; or other areas of legal or other liability as a result of law suits, other legal proceedings, or information-gathering requests, investigations and other proceedings by government and self-regulatory agencies, reputational risks from such failures or liabilities or other events; legislative and regulatory changes; general competitive, political, legal, economic and market conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events that may or may not be caused by climate change; and other factors discussed in our filings with the Securities and Exchange Commission under the Exchange Act.

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

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2019 AND DECEMBER 31, 2018

Overview

Our total assets increased approximately 38% from December 31, 2018 to June 30, 2019, to approximately $17.0 billion.  Loan growth during the period, excluding the NCOM acquisition, was $44,407 and deposit growth was $248,017, or 5% annualized.  Our loan to deposit ratio was 88.7% and 88.0% at June 30, 2019 and December 31, 2018, respectively.

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

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $437,386 at June 30, 2019 (approximately 3% of total assets) compared to $231,981 at December 31, 2018 (approximately 2% of total assets). We use our available for sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Available for sale debt investments

Available for sale debt securities, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $1,792,757 at June 30, 2019 (approximately 11% of total assets) compared to $1,727,348 at December 31, 2018 (approximately 14% of total assets), an increase of $65,409, which was mainly attributable to a combination of securities sold of $108,465, paydowns received on MBSs of $125,824, net of securities acquired from the NCOM acquisition of $178,488, purchases of $77,063 and unrealized holding gain of $49,028 during current year. We use our available for sale debt securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and FRB deposits.” We classify the majority of our securities as “available for sale debt securities” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  Our available for sale debt securities are carried at fair value.

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

	Three-month periods ended		Six-month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance	$ —	$428	1,737	$6,777
Purchases	18,337	140,239	70,028	187,179
Proceeds from sales	(17,715)	(138,841)	(71,168)	(192,130)
Net realized gain on sales	15	14	40	14
Net unrealized gains	14	8	14	8
Ending balance	$651	$1,848	$651	$1,848

Held to maturity debt investments

At June 30, 2019, we had $210,756 (unamortized cost basis) of securities with an estimated fair value of $214,631, resulting in a net unrecognized gain of $3,875, compared to $216,833 (unamortized cost basis) of securities with an estimated fair value of $212,179 and a net unrecognized loss of $4,654 at December 31, 2018.  This portfolio generally holds longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

Loans held for sale

We also have a mortgage loans held for sale portfolio, whereby we originate single family home loans and sell those mortgages into the secondary market, servicing released. The Company accounts for these loans under the fair value option with changes in fair value recognized in current period earnings.  At the date of funding of the loan, the funded amount of the loan, the relative derivative asset or liability of the associated interest rate lock commitment, less direct costs, becomes the initial recorded investment in the loan held for sale.  Such amount approximates the fair value of the loan. Net gains from changes in estimated fair value of mortgage loans held for sale were $941 and $722 at June 30, 2019 and 2018, respectively. Gains and losses on the sale of mortgage loans held for sale and changes in fair value are included as a components of mortgage banking revenue which are reported in non-interest income in our Condensed Consolidated Statement of Income and Comprehensive Income.

The table below presents the activity in this portfolio for the periods indicated.

	Three-month periods ended		Six-month periods ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance	$49,474	$28,485	$40,399	$19,647
Effect from acquisitions	14,588	—	14,588	6,124
Loans originated	257,383	92,218	392,135	150,316
Proceeds from sales	(233,962)	(87,066)	(363,619)	(144,387)
Net change in fair value	937	359	941	722
Net realized gain on sales	6,688	2,370	10,664	3,944
Ending balance	$95,108	$36,366	$95,108	$36,366

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of our net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the six-month period ending June 30, 2019, were $10,063,778 or 80.4% of average earning assets, as compared to $6,909,861 or 77.4% of average earning assets, for the six-month period ending June 30, 2018. Total loans at June 30, 2019 and December 31, 2018 were $11,712,761 and $8,340,504, respectively. This represents a loan to total asset ratio of 68.8% and 67.6% and a loan to deposit ratio of 88.7% and 88.0%, at June 30, 2019 and December 31, 2018, respectively.

Non-PCI loans

At June 30, 2019, we have total non-PCI loans of $11,555,458.  Total new loans originated during the six-month period ended June 30, 2019 approximated $1.3 billion, of which $870 million were funded at the time of origination. About 27% of funded loan origination was non-owner occupied commercial real estate (“CRE”); 16% owner occupied CRE, 23% single family residential, 16% commercial and industrial (“C&I”), 13% land, development & construction and 5% were all other. Approximately 23% of the funded loan production was floating rate, 25% was other variable rate and 52% was fixed rate.  The weighted average tax equivalent interest rate on funded loans was approximately 5.16% during the six-month period.  The loan origination pipeline is approximately $1.3 billion at June 30, 2019 compared to $683 million at December 31, 2018.

The graph below summarizes new loan originations and funded loan production, excluding acquired loans purchased pursuant to acquisitions, over the past nine quarters.

PCI loans

Total Purchased Credit Impaired (“PCI”) loans at June 30, 2019 were $157,303 compared to $158,971 at December 31, 2018.

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

Total loans at June 30, 2019 were $11,712,761. Of this amount, approximately 83.2% are collateralized by real estate, 14.6% are commercial non real estate loans and the remaining 2.1% are consumer and other non real estate loans. We have $2,536,324 of single family residential loans which represents about 21.7% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 52.5% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	June 30, 2019	December 31, 2018
Loans excluding PCI loans
Real estate loans
Residential	$2,481,717	$1,702,114
Commercial	6,062,203	4,454,098
Land, development and construction	1,051,307	635,562
Total real estate	9,595,227	6,791,774
Commercial, industrial and factored receivables	1,709,019	1,183,380
Consumer and other loans	246,856	203,686
Loans before unearned fees and deferred cost	11,551,102	8,178,840
Net unearned fees and costs	4,356	2,693
Total loans excluding PCI loans	11,555,458	8,181,533
PCI loans (note 1)
Real estate loans
Residential	54,607	58,804
Commercial	91,176	87,336
Land, development and construction	6,225	7,028
Total real estate	152,008	153,168
Commercial and industrial	5,102	5,594
Consumer and other loans	193	209
Total PCI loans	157,303	158,971
Total loans	11,712,761	8,340,504
Allowance for loan losses for loans that are not PCI loans	(40,455)	(39,579)
Allowance for loan losses for PCI loans	(198)	(191)
Total loans, net of allowance for loan losses	$11,672,108	$8,300,734
note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the Company’s loan mix for the periods presented.

	June 30, 2019	December 31, 2018
Originated Loans
Real estate loans
Residential	$948,117	$807,372
Commercial	2,341,335	2,058,039
Land, development and construction loans	411,615	278,121
Total real estate loans	3,701,067	3,143,532
Commercial, industrial loans and factored receivables	1,024,672	811,605
Consumer and other loans	158,262	150,826
Total loans before unearned fees and costs	4,884,001	4,105,963
Unearned fees and costs	4,356	2,693
Total originated loans	4,888,357	4,108,656

Acquired Loans (1)
Real estate loans
Residential	1,533,600	894,742
Commercial	3,720,868	2,396,059
Land, development and construction loans	639,692	357,441
Total real estate loans	5,894,160	3,648,242
Commercial, industrial loans and factored receivables	684,347	371,775
Consumer and other loans	88,594	52,860
Total acquired loans	6,667,101	4,072,877

PCI loans
Real estate loans
Residential	54,607	58,804
Commercial	91,176	87,336
Land, development and construction loans	6,225	7,028
Total real estate loans	152,008	153,168
Commercial and industrial loans	5,102	5,594
Consumer and other loans	193	209
Total PCI loans	157,303	158,971

Total Loans	$11,712,761	$8,340,504
note 1:	Acquired loans include the non-PCI loans purchased pursuant to the following acquisitions:
•	Branch and loan transaction from TD Bank (year 2011);
•	Federal Trust Bank acquisition (year 2011);
•	Gulfstream Business Bank acquisition (year 2014);
•	First Southern Bank acquisition (year 2014);
•	Community Bank of South Florida acquisition (year 2016);
•	Hometown of Homestead Banking Company acquisition (year 2016);
•	Platinum Bank Holding Company (year 2017);
•	Gateway Financial Holdings of Florida, Inc. (year 2017);
•	Sunshine Bancorp, Inc. (year 2018);
•	HCBF Holding Company, Inc. (year 2018);
•	Charter Financial Corporation (year 2018); and
•	National Commerce Corporation (year 2019)

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018			increase (decrease)
	Loan	ALLL		Loan	ALLL		Loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Originated loans	$4,877,657	$36,311	0.74%	$4,096,828	$36,105	0.88%	$780,829	$206	(14)	bps
Impaired originated loans	10,700	680	6.36%	11,828	878	7.42%	(1,127)	(198)	(106)	bps
Total originated loans	4,888,357	36,991	0.76%	4,108,656	36,983	0.90%	779,701	8	(14)	bps

Acquired loans (1)	6,660,600	2,296	0.03%	4,069,005	1,858	0.05%	2,591,595	438	(2)	bps
Impaired acquired loans (2)	6,501	1,168	17.97%	3,872	738	19.06%	2,629	430	(109)	bps
Total acquired loans	6,667,101	3,464	0.05%	4,072,877	2,596	0.06%	2,594,224	868	(1)	bps

Total non-PCI loans	11,555,458	40,455		8,181,533	39,579		3,373,925	876
PCI loans	157,303	198		158,971	191		(1,668)	7
Total loans	$11,712,761	$40,653		$8,340,504	$39,770		$3,372,257	$883

note 1:These are performing acquired loans that were recorded at estimated fair value on the related acquisition dates.  The total net unamortized fair value adjustment at June 30, 2019 was approximately $73,610 or 1.09% of the aggregate outstanding related loan balances.  Acquired loans currently include performing loans acquired from the TD Bank acquisition (year 2011), the Federal Trust Bank acquisition (year 2011), the Gulfstream Bank acquisition (year 2014), the First Southern Bank acquisition (year 2014), the Community Bank acquisition (year 2016), the 1st National Bank of South Florida acquisition (year 2016), the Platinum Bank acquisition (year 2017), the Gateway Bank acquisition (year 2017), the Sunshine Bank acquisition (year 2018), the Harbor Community Bank acquisition (year 2018), the CharterBank acquisition (year 2018) and the National Bank of Commerce acquisition (year 2019).

note 2:These are loans that were acquired as performing loans that subsequently became impaired.

The general loan loss allowance relating to originated loans increased by $206. Net changes resulting from a mixture of decreases and increases in the Company’s various two-year historical loss factors and qualitative factors affected the net change in the general loan loss allowance.

The general loan loss allowance relating to acquired loans (non-impaired loans) increased by $438 due to an increase in loans outstanding of $2,591,595 resulting primarily from the NCOM acquisition.

  The specific loan loss allowance (impaired loans) for both originated loans and acquired loans is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  Total impaired loans at June 30, 2019 are equal to $17,201 ($10,700 originated impaired loans plus $6,501 acquired impaired loans).

The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.   The Company’s impaired loans have been written down by $1,072 to $17,201 ($15,353 when the $1,848 specific allowance is considered) from their legal unpaid principal balance outstanding of $18,272.  In the aggregate, total impaired loans have been written down to approximately 84% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 76% of their legal unpaid principal balance.  Approximately $8,233 of the Company’s impaired loans, or 48% of total impaired loans, are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans are accounted for pursuant to ASC Topic 310-30.  PCI loan pools are evaluated for impairment each quarter.  If a pool is impaired, an allowance for loan loss is recorded. PCI loans had a remaining unpaid principal balance of $228,434 and unamortized fair value adjustment of $71,131, which represents 31% of unpaid principal balance, at June 30, 2019.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at June 30, 2019. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future.

The tables below summarize the changes in allowance for loan losses during the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three-month ended June 30, 2019
Balance at beginning of period	$39,861	$191	$40,052
Loans charged-off	(3,325)	—	(3,325)
Recoveries of loans previously charged-off	1,134	—	1,134
Net charge-offs	(2,191)	—	(2,191)
Provision for loan losses	2,785	7	2,792
Balance at end of period	$40,455	$198	$40,653

Three-month ended June 30, 2018
Balance at beginning of period	$34,154	$275	$34,429
Loans charged-off	(589)	—	(589)
Recoveries of loans previously charged-off	711	—	711
Net recoveries	122	—	122
Provision for loan losses	2,933	—	2,933
Balance at end of period	$37,209	$275	$37,484

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Six-month ended June 30, 2019
Balance at beginning of period	$39,579	$191	$39,770
Loans charged-off	(4,772)	—	(4,772)
Recoveries of loans previously charged-off	1,810	—	1,810
Net charge-offs	(2,962)	—	(2,962)
Provision for loan losses	3,838	7	3,845
Balance at end of period	$40,455	198	$40,653

Six-month ended June 30, 2018
Balance at beginning of period	$32,530	$295	$32,825
Loans charged-off	(992)	—	(992)
Recoveries of loans previously charged-off	1,343	75	1,418
Net recoveries	351	75	426
Provision for loan losses	4,328	(95)	4,233
Balance at end of period	$37,209	$275	$37,484

Nonperforming loans and nonperforming assets

Non-performing loans exclude PCI loans and are defined as non-accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-performing loans, as defined above, as a percentage of total non-PCI loans, were 0.23% at June 30, 2019, compared to 0.29% at December 31, 2018.

Non-performing assets (which we define as non-performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $32,451 at June 30, 2019, compared to $26,826 at December 31, 2018. Non-performing assets as a percentage of total assets were 0.19% at June 30, 2019, compared to 0.22% at December 31, 2018. The table below summarizes selected credit quality data at the dates indicated.

The table below summarizes selected credit quality data at the dates indicated.

	June 30, 2019	December 31, 2018
Non-accrual loans (note 1)	$26,334	$23,567
Accruing loans 90 days or more past due (note 1)	—	—
Total non-performing loans ("NPLs") (note 1)	26,334	23,567
Other real estate owned ("OREO")	5,881	2,909
Repossessed assets other than real estate ("ORAs") (note 1)	236	350
Total NPAs	$32,451	$26,826

NPLs as percentage of total loans (note 1)	0.23%	0.29%
NPAs as percentage of total assets	0.19%	0.22%
NPAs as percentage of loans and OREO and ORAs (note 1)	0.28%	0.33%
30-89 days past due accruing loans as percentage of total loans (note 1)	0.44%	0.45%
Allowance for loan losses as percentage of NPLs (note 1)	154%	168%
note 1:	Excludes PCI loans.

As shown in the table above, the largest component of non-performing loans is non-accrual loans. As of June 30, 2019, the Company had non-accrual loans with an aggregate book value of $26,334 compared to December 31, 2018 when an aggregate book value of $23,567 was reported. Non-accrual loans increased by $2,767, however, the NPLs as percentage of total loans decreased by 6 bps compared to December 31, 2018.

The second largest component of non-performing assets after non-accrual loans is OREO. At June 30, 2019, total OREO was $5,881 compared to $2,909 at December 31, 2018.  OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income.

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non-accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non-accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At June 30, 2019, we identified a total of $17,201 in impaired loans, excluding PCI loans. A specific valuation allowance of $1,848 has been attached to $7,234 of impaired loans included in the total $17,201 of identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $17,201, has been partially charged down by $1,071 from their aggregate legal unpaid balance of $18,272.

The table below summarizes impaired loan data for the periods presented.

	June 30, 2019	December 31, 2018
Impaired loans with a specific valuation allowance	$7,234	$5,731
Impaired loans without a specific valuation allowance	9,967	9,969
Total impaired loans	$17,201	$15,700

Performing TDRs (these are not included in NPLs)	$8,683	$8,475
Non performing TDRs (these are included in NPLs)	1,437	1,002
Total TDRs	10,120	9,477
Impaired loans that are not TDRs	7,081	6,223
Total impaired loans	$17,201	$15,700

Bank premises and equipment

Bank premises and equipment was $289,892 at June 30, 2019 compared to $227,454 at December 31, 2018, an increase of $62,438 or 27.5%, primarily due to the NCOM acquisition in April 2019.  Effective January 1, 2019, the Company adopted ASU 842 resulting in the reclassification of $1,353 of branch real estate to ROU Lease Assets as reported on the Company’s Condensed Consolidated Balance Sheet.

A summary of our bank premises and equipment for the period end indicated is presented in the table below.

	June 30, 2019	December 31, 2018
Land	$90,098	$72,487
Land improvements	1,455	1,381
Buildings	169,572	130,424
Leasehold improvements	18,572	13,655
Furniture, fixtures and equipment	60,676	45,056
Construction in progress	8,476	15,491
Subtotal	348,849	278,494
Less: accumulated depreciation	58,957	51,040
Total	$289,892	$227,454

We transfer branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell. We transferred $6,450, before impairment charges, of branch real estate to held for sale during the six-month period ending June 30, 2019.  Our branch real estate held for sale at June 30, 2019 and December 31, 2018 were $31,679 and $25,080, respectively, a net increase of $6,599.  The net increase is primarily due to transfers of bank properties acquired from NCOM of $12,436 and transfers of $4,343, net of impairment charges, of branch real estate, which were offset by net proceeds of $11,889 received on 11 properties held for sale sold during the six-month period ending June 30, 2019.

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

ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The most significant effects related to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for our real estate operating leases and, to a much lesser extent, various equipment operating leases. The Company leases certain properties and equipment under operating leases that resulted in the recognition of ROU lease assets of approximately $20.3 million and lease liabilities of approximately $22.8 million on the Company’s Condensed Consolidated Balance Sheets.  The one-time transition impact to retained earnings from measurement differences was approximately $1.1 million as disclosed on the Company’s Condensed Consolidated Statements of Changes in Stockholders’ Equity. The Company does not expect a significant change in future leasing activities as a result of ASC 842. In addition, the Company does not expect equipment leasing to become a significant source of revenue for the Company.

Interest Rate Swap Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable rate loan with a client in addition to a swap agreement. This swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap. The fair value of interest rate swap derivatives (asset component) was $229,735 at June 30, 2019 compared to $92,475 at December 31, 2018.  Out of the total fair value of interest rate swap derivatives (liability component) of $231,735, the fair value of interest swap derivatives on commercial loans was $231,325 at June 30, 2019 compared to $92,892 at December 31, 2018.

During the current quarter, the Company entered into an interest rate swap contract on a variable rate borrowing to manage interest rate risk associated with the borrowing. Under the agreement, the Company borrowed a variable rate note from Federal Home Loan Bank and entered into a matching swap agreement with a counterparty in order to offset its exposure on the variable rate borrowing. The Company negotiated specific agreement of terms with the counterparty, including the amount, the interest rate, and the maturity. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the agreement. The Company controls the credit risk through monitoring procedures and does not expect the counterparty to fail its obligations. The Company only deals with primary dealers and believes that the credit risk inherent in this contract was not significant during the current quarter. Out of the total fair value of interest rate swap derivatives (liability component) of $231,735, the fair value of the fair value of interest rate swap derivatives on a variable rate borrowing (liability component) was $410 at June 30, 2019.

Deposits

Total deposits were $13,212,085 at June 30, 2019 compared to $9,477,336 at December 31, 2018.  The total deposits, excluding NCOM acquisition, increased $248,017, or approximately 5% on an annualized basis.  The cost of interest bearing deposits in the current quarter was 1.01%, compared to 0.84% in the previous quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) in the current quarter was 0.70% compared to 0.57% in the previous quarter.  The table below summarizes the Company’s deposit mix for the periods presented.

		% of		% of
	June 30, 2019	total	December 31, 2018	total
Demand - non-interest bearing	$3,990,883	30%	$2,923,640	31%
Demand - interest bearing	2,493,870	19%	1,811,006	19%
Money market accounts	3,569,025	27%	2,216,571	23%
Savings deposits	725,124	6%	704,159	8%
Time deposits	2,433,183	18%	1,821,960	19%
Total deposits	$13,212,085	100%	$9,477,336	100%

Securities sold under agreement to repurchase

Our Bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the Bank pledges investment securities owned and under their control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $78,277 at June 30, 2019 compared to $57,772 at December 31, 2018.

Federal funds purchased

Federal funds purchased are overnight deposits including deposits from correspondent banks. At June 30, 2019 we had $276,963 of overnight correspondent bank deposits, compared to $244,360 in overnight correspondent bank deposits and $50,000 in other overnight federal funds purchased at December 31, 2018.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank (“FHLB”) advances or other borrowings. We had $150,000 in FHLB advances and $49,727 in subordinated notes (assumed from the Sunshine transaction closed on January 1, 2018 and from the NCOM transaction on April 1, 2019) at June 30, 2019.  At December 31, 2018, the Company had $350,000 in FHLB advances and $11,000 in subordinated notes.

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

Total equity

The total equity at June 30, 2019, was $2,890,512, or 17.0% of total assets, compared to $1,971,344, or 16.0% of total assets at December 31, 2018. The increase in total equity was due to the following items:

Total stockholders' equity at December 31, 2018	$1,971,344
Net income during the period	99,765
Cumulative adjustment pursuant to adoption of ASU 842	(1,093)
Dividends paid on common shares ($0.22 per share)	(24,742)
Net increase in market value of securities available for sale, net of deferred taxes	36,601
Net decrease in market value of interest rate swap, net of deferred taxes	(306)
Stock options exercised	2,257
Equity based compensation	2,504
Stock repurchase (1,697,411 shares, average price of $22.99 per share)	(39,030)
Stock issued pursuant to acquisition of NCOM	825,444
Stock options acquired and converted pursuant to NCOM acquisition	6,232
Noncontrolling interest from NCOM acquisition	12,002
Distributions paid to noncontrolling interest	(466)
Total equity at June 30, 2019	$2,890,512

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. A banking organization needs to maintain a Common Equity Tier 1 (“CET1”) capital ratio of at least 7%, a total Tier 1 capital ratio of at least 8.5% and a total risk-based capital ratio of at least 10.5%.  The net unrealized gain or loss on available for sale debt securities is not included in computing regulatory capital.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital and CET1 (as defined in the regulations) to risk-weighted assets. Management believes, as of June 30, 2019, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Selected consolidated capital ratios at June 30, 2019 and December 31, 2018 for the Company and the Bank are presented in the tables below.  The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

CenterState Bank Corporation (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2019
Total capital (to risk weighted assets)	$1,650,765	12.6%	$1,046,676	>8.0%	$604,089
Tier 1 capital (to risk weighted assets)	1,533,612	11.7%	785,007	>6.0%	748,605
Common equity Tier 1 capital (to risk weighted assets)	1,533,612	11.7%	588,755	>4.5%	944,857
Tier 1 capital (to average assets)	1,533,612	9.9%	617,368	>4.0%	916,244

December 31, 2018
Total capital (to risk weighted assets)	$1,183,229	12.7%	$745,543	>8.0%	$437,686
Tier 1 capital (to risk weighted assets)	1,143,459	12.3%	559,157	>6.0%	584,302
Common equity Tier 1 capital (to risk weighted assets)	1,104,959	11.9%	419,368	>4.5%	685,591
Tier 1 capital (to average assets)	1,143,459	10.0%	455,561	>4.0%	687,898

CenterState Bank, N.A.	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
June 30, 2019
Total capital (to risk weighted assets)	$1,633,608	12.5%	$1,307,742	>10.0%	$325,866
Tier 1 capital (to risk weighted assets)	1,592,957	12.2%	1,046,193	>8.0%	546,764
Common equity Tier 1 capital (to risk weighted assets)	1,592,957	12.2%	850,032	>6.5%	742,925
Tier 1 capital (to average assets)	1,592,957	10.3%	771,592	>5.0%	821,365

December 31, 2018
Total capital (to risk weighted assets)	$1,177,082	12.6%	$931,254	>10.0%	$245,828
Tier 1 capital (to risk weighted assets)	1,137,315	12.2%	745,003	>8.0%	392,312
Common equity Tier 1 capital (to risk weighted assets)	1,137,315	12.2%	605,315	>6.5%	532,000
Tier 1 capital (to average assets)	1,137,315	10.0%	569,394	>5.0%	567,921

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

Overview

We recognized net income of $55,122 and net income attributable to CenterState Bank Corporation of $54,523 or $0.42 per share basic and diluted for the three-month period ended June 30, 2019, compared to net income and net income attributable to CenterState Bank Corporation of $32,163 or $0.38 per share basic and diluted for the same period in 2018.  A summary of the differences are listed in the table below.

	Jun. 30,	Jun. 30,	increase
Three month period ending	2019	2018	(decrease)
Net interest income	$158,681	$100,529	$58,152
Provision for loan losses	2,792	2,933	(141)
Net interest income after loan loss provision	155,889	97,596	58,293

Correspondent banking and capital markets division	11,534	7,076	4,458
Loss on sale of available for sale securities	(5)	—	(5)
All other non-interest income	26,414	15,513	10,901
Total non-interest income	37,943	22,589	15,354

Merger related expenses	15,739	14,140	1,599
All other non-interest expense	106,250	65,472	40,778
Total non-interest expense	121,989	79,612	42,377

Net income before provision for income taxes	71,843	40,573	31,270
Provision for income taxes	16,721	8,410	8,311
Net income	55,122	32,163	22,959
Earnings attributable to noncontrolling interest	599	—	599
Net income attributable to CenterState Bank Corporation	$54,523	$32,163	$22,360

The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of loan growth and the acquisition of NCOM in April 2019.  The increase in our “all other non-interest expense,” which represents the operating expenses of our commercial/retail banking segment, is primarily due to growth from the acquisition of NCOM.  These items along with others are discussed and analyzed below.

Our strategy is to grow organically and by acquisition in the southeastern region.  In pursuing this strategy, we seek lending teams and companies that are culturally similar to us, that are experienced and are located in our markets or in markets close to us so we can achieve economies of scale.  During 2016, we established a new mortgage line of business led by an experienced mortgage lending team, and an SBA business and intend to grow those business lines in our markets, thus increasing our non-interest income.  In September 2018, we hired a team of mortgage professionals from State Bank and acquired State Bank’s mortgage loan pipeline. Mortgage banking revenue and SBA revenue combined increased $4,412 during the current quarter compared to the same period in 2018.

Net interest income/margin

Net interest income increased $58,152 or 57.8% to $158,681 during the three-month period ended June 30, 2019 compared to $100,529 for the same period in 2018. The $58,152 increase was the result of a $74,624  increase in interest income offset by $16,472 increase in interest expense.

Interest earning assets averaged $14,357,716 during the three-month period ended June 30, 2019 as compared to $8,998,388 for the same period in 2018, an increase of 59.6%, or $5,359,328. The yield on average interest earning assets increased 25 bps to 5.18% (23 bps to 5.19% tax equivalent basis) during the three-month period ended June 30, 2019, compared to 4.93% (4.96% tax equivalent basis) for the same period in 2018. The combined effects of the $5,359,328 increase in average interest earning assets and the 25 bps (23 bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $74,624 ($74,462 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $9,609,269 during the three-month period ended June 30, 2019 as compared to $5,872,943 for the same period in 2018, an increase of $3,736,326 or 63.6%. The cost of average interest bearing liabilities was 1.11% during the three-month period ended June 30, 2019, compared to 0.69% for the same period in 2018. The effect of the $3,736,326 increase in average interest bearing liabilities and the 42 bps increase in cost of funds resulted in the $16,472 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three-month periods ended June 30, 2019 and 2018 on a tax equivalent basis.

	Three months ended June 30,
	2019			2018
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Originated loans, excluding PCI (notes 1, 2 and 8)	$4,780,171	$61,385	5.15%	$3,326,798	$38,197	4.61%
Acquired loans, excluding PCI (notes 1, 8 and 9)	6,804,481	98,826	5.83%	3,471,012	48,720	5.63%
PCI loans (note 10)	161,141	7,750	19.29%	183,452	11,096	24.26%
Securities- taxable	1,773,349	12,740	2.88%	1,552,550	10,325	2.67%
Securities- tax exempt (note 8)	219,817	1,923	3.51%	205,042	1,845	3.61%
Fed funds sold and other (note 3)	618,757	3,124	2.03%	259,534	1,103	1.70%
Total interest earning assets	14,357,716	185,748	5.19%	8,998,388	111,286	4.96%

Allowance for loan losses	(39,021)			(34,518)
All other assets	2,445,030			1,403,545
Total assets	$16,763,725			$10,367,415

Interest bearing deposits (note 4)	$9,126,275	$23,036	1.01%	$5,247,246	$6,668	0.51%
Fed funds purchased	290,281	1,835	2.54%	268,431	1,300	1.94%
Other borrowings (note 5)	160,167	1,144	2.86%	325,067	1,609	1.99%
Corporate debenture (note 11)	32,546	557	6.86%	32,199	523	6.51%
Total interest bearing liabilities	9,609,269	26,572	1.11%	5,872,943	10,100	0.69%
Demand deposits	4,013,782			2,861,583
Other liabilities	264,430			104,906
Total equity	2,876,244			1,527,983
Total liabilities and stockholders’ equity	$16,763,725			$10,367,415
Net interest spread (tax equivalent basis) (note 6)			4.08%			4.27%
Net interest income (tax equivalent basis)		$159,176			$101,186
Net interest margin (tax equivalent basis) (note 7)			4.45%			4.51%
note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $686 and $656 for the three-month periods ended June 30, 2019 and 2018.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock, Federal Home Loan Bank stock and other equity stocks.
note 4:

Includes interest-bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed below. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($1,476) and ($400) for the three-month periods ended June 30, 2019 and 2018.

note 5:	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and subordinated notes.
note 6:	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities (Non-GAAP).
note 7:	Represents net interest income divided by total interest earning assets (Non-GAAP).
note 8:

Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax-exempt interest income on tax-exempt investment securities and loans to a fully taxable basis (Non-GAAP).

  note 9:   Interest income on acquired loans, excluding PCI, includes amortization of loan discounts of $10,335 and $5,976.

note 10:	PCI loans are accounted for pursuant to ASC 310-30. Interest income on PCI loans includes amortization of loan discounts of $5,248 and $8,546.
note 11:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $87 and $87 for the three-month periods ended June 30, 2019 and 2018.

The primary reason for the decrease in our net interest margin (“NIM”) during the current period was due to an overall increase to the cost of interest bearing liabilities, offset by an overall increase of yield on interest earning assets between the two periods presented above.  The increase in loan yields is due to originated loan productions at higher yields as well as the impact of loans acquired from Charter and NCOM.

Provision for loan losses

The provision for loan losses decreased $141 to $2,792 during the three-month period ending June 30, 2019 compared to a provision expense of $2,933 for the comparable period in 2018. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance

Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The decrease in our loan loss provision between the comparable periods is a result of an increase in non-impaired loan balances. See “Credit Quality and Allowance for Loan Losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three-month ended June 30, 2019 was $37,943 compared to $22,589 for the comparable period in 2018. A summary of the differences are listed in the table below.

	Jun. 30,	Jun. 30,	$ increase	% increase
Three-month periods ending:	2019	2018	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$10,362	$6,008	$4,354	72.5%
Other correspondent banking related revenue (note 2)	1,172	1,068	104	9.7%
Mortgage banking revenue	6,803	2,616	4,187	160.1%
SBA revenue	1,252	1,027	225	21.9%
Service charges on deposit accounts	7,507	4,861	2,646	54.4%
Debit, prepaid, ATM and merchant card related fees	6,376	3,498	2,878	82.3%
Bank owned life insurance income	2,070	1,374	696	50.7%
Wealth management related revenue	875	640	235	36.7%
Gain on sale of bank properties held for sale	461	931	(470)	(50.5)%
Other non-interest income	1,070	566	504	89.0%
Loss on sale of securities	(5)	—	(5)	NM %
Total non-interest income	$37,943	$22,589	$15,354	68.0%
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

Mortgage banking revenue and income from correspondent banking capital markets division increased $4,187 and $4,354, respectively, during the current quarter compared to the same period in 2018.  Other increases in non-interest income between the periods presented are mainly attributable to the acquisitions of Charter, which was completed in September 2018 and NCOM, which was completed in April 2019.

Non-interest expense

Non-interest expense for the three-month ended June 30, 2019 increased $42,377, or 53.2%, to $121,989, compared to $79,612 for the same period in 2018. Components of our non-interest expenses are listed in the table below.

	Jun. 30,	Jun. 30,	$ increase	% increase
Three-month periods ending:	2019	2018	(decrease)	(decrease)
Salaries and wages	$51,624	$30,888	$20,736	67.1%
Incentive/bonus compensation	8,247	3,331	4,916	147.6%
Stock based compensation	1,286	1,009	277	27.5%
Employer 401K matching contributions	1,574	826	748	90.6%
Deferred compensation expense	363	147	216	146.9%
Health insurance and other employee benefits	5,142	3,256	1,886	57.9%
Payroll taxes	3,436	2,204	1,232	55.9%
Other employee related expenses	1,004	847	157	18.5%
Incremental direct cost of loan origination	(5,160)	(1,825)	(3,335)	182.7%
Total salaries, wages and employee benefits	67,516	40,683	26,833	66.0%

Gain on sale of OREO	(63)	(745)	682	(91.5)%
Valuation write down of OREO	57	107	(50)	(46.7)%
Gain on repossessed assets other than real estate	(84)	(6)	(78)	1,300.0%
Foreclosure and repossession related expenses	850	676	174	25.7%
Total credit related expenses	760	32	728	2,275.0%

Occupancy expense	7,752	4,968	2,784	56.0%
Depreciation of premises and equipment	3,550	2,322	1,228	52.9%
Supplies, stationary and printing	822	558	264	47.3%
Marketing expenses	1,797	1,425	372	26.1%
Data processing expense	5,525	3,453	2,072	60.0%
Legal, auditing and other professional fees	2,106	1,332	774	58.1%
Bank regulatory related expenses	2,074	1,209	865	71.5%
Postage and delivery	963	746	217	29.1%
Debit, prepaid, ATM and merchant card related expenses	1,304	860	444	51.6%
Amortization of intangibles	4,435	2,240	2,195	98.0%
Internet and telephone banking	930	798	132	16.5%
Operational write-offs and losses	745	591	154	26.1%
Correspondent accounts and Federal Reserve charges	452	259	193	74.5%
Conferences/Seminars/Education/Training	699	198	501	253.0%
Director fees	439	249	190	76.3%
Impairment of bank property held for sale	315	891	(576)	(64.6)%
Travel expenses	668	256	412	160.9%
Other expenses	3,398	2,402	996	41.5%
Subtotal	106,250	65,472	40,778	62.3%
Merger related expenses	15,739	14,140	1,599	11.3%
Total non-interest expense	$121,989	$79,612	$42,377	53.2%

The overall primary reason for the increase between the periods presented above relates to the increased salaries and wages, occupancy data processing expenses and increased amortization expense of intangibles due to acquisitions of Charter in September 2018 and NCOM in April 2019.

Provision for income taxes

We recognized income tax expense for the three-month period ended June 30, 2019 of $16,721 on pre-tax income, adjusted for earnings attributable to noncontrolling interest, of $71,244 (an effective tax rate of 23.5%, including the earnings allocated to noncontrolling interest) compared to an income tax expense of $8,410 on pre-tax income of $40,573 (an effective tax rate of 20.7%) for the comparable quarter in 2018.  The increase in the effective tax rate is primarily due to higher taxable income and lower excess tax benefits on stock awards recognized during the three-month ended June 30, 2019 of $132 compared to $1,301 for the same period in 2018.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

Overview

We recognized net income of $99,765 and net income attributable to CenterState Bank Corporation of $99,166 or $0.88 per share basic and $0.87 per share diluted for the six-month period ended June 30, 2019, compared to net income and net income attributable to CenterState Bank Corporation of $67,799 or $0.81 per share basic and $0.80 per share diluted for the same period in 2018.  A summary of the differences are listed in the table below.

	Jun. 30,	Jun. 30,	increase
Six-month periods ending:	2019	2018	(decrease)
Net interest income	$272,856	$195,547	$77,309
Provision for loan losses	3,845	4,233	(388)
Net interest income after loan loss provision	269,011	191,314	77,697

Correspondent banking and capital markets division	20,534	15,199	5,335
Gain (loss) on sale of available for sale securities	12	(22)	34
All other non-interest income	46,697	30,450	16,247
Total non-interest income	67,243	45,627	21,616

Merger related expenses	22,104	22,849	(745)
All other non-interest expense	184,358	132,759	51,599
Total non-interest expense	206,462	155,608	50,854

Net income before provision for income taxes	129,792	81,333	48,459
Provision for income taxes	30,027	13,534	16,493
Net income	99,765	67,799	31,966
Earnings attributable to noncontrolling interest	599	—	599
Net income attributable to CenterState Bank Corporation	$99,166	$67,799	$31,367

The primary differences between the two periods presented above relate to the acquisitions of Charter, which was completed during the third quarter of 2018, and NCOM, which was completed in the second quarter of 2019.  The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of loan growth and the acquisitions of Charter in September 2018 and NCOM in April 2019.  The increase in our “all other non-interest expense,” which represents the operating expenses of our commercial/retail banking segment, is primarily due to the acquisitions of Charter and NCOM.  These items along with others are discussed and analyzed below.

Our strategy is to grow organically and by acquisition in the southeastern region.  In pursuing this strategy, we seek lending teams and companies that are culturally similar to us, that are experienced and are located in our markets or in markets close to us so we can achieve economies of scale.  During 2016, we established a new mortgage line of business led by an experienced mortgage lending team, and an SBA business and intend to grow those business lines in our markets, thus increasing our non-interest income.  In September 2018, we hired a team of mortgage professionals from State Bank and acquired State Bank’s mortgage loan pipeline.   Mortgage banking revenue and SBA revenue combined increased $5,703 during the current period compared to the same period in 2018.

Net interest income/margin

Net interest income increased $77,309 or 39.5% to $272,856 during the six-month period ended June 30, 2019 compared to $195,547 for the same period in 2018. The $77,309 increase was the result of a $103,747 increase in interest income and a $26,438 increase in interest expense.

Interest earning assets averaged $12,510,880 during the six-month period ended June 30, 2019 as compared to $8,932,774 for the same period in 2018, an increase of $3,578,106, or 40.1%. The yield on average interest earning assets increased 29 bps to 5.12% (28 bps to 5.13% tax equivalent basis) during the six-month period ended June 30, 2019, compared to 4.83% (4.85% tax equivalent basis) for the same period in 2018. The combined effects of the $3,578,106 increase in average interest earning assets and the 29 bps (28 bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $103,747 ($103,492 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $8,373,877 during the six-month period ended June 30, 2019 as compared to $5,841,019 for the same period in 2018, an increase of $2,532,858 or 43.4%. The cost of average interest bearing liabilities was 1.08% during the six-month period ended June 30, 2019, compared to 0.63% for the same period in 2018. The effect of the $2,532,858 increase in average interest bearing liabilities and the 45 bps increase in cost of funds resulted in the $26,438 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the six-month periods ended June 30, 2019 and 2018 on a tax equivalent basis.

	Six months ended June 30,
	2019			2018
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Originated loans, excluding PCI (notes 1, 2 and 8)	$4,513,198	$112,267	5.02%	$3,179,228	$71,544	4.54%
Acquired loans, excluding PCI (notes 1, 8 and 9)	5,392,202	154,386	5.77%	$3,542,527	$97,904	5.57%
PCI loans (note 10)	158,378	17,890	22.78%	188,106	18,814	20.17%
Securities - taxable	1,855,708	25,026	2.72%	1,558,461	20,744	2.68%
Securities - tax exempt (note 8)	104,680	3,851	7.42%	208,978	3,685	3.56%
Fed funds sold and other (note 3)	486,714	5,119	2.12%	255,474	2356	1.86%
Total interest earning assets	12,510,880	318,539	5.13%	8,932,774	215,047	4.85%

Allowance for loan losses	(39,197)			(33,761)
All other assets	2,086,217			1,399,490
Total assets	$14,557,900			$10,298,503

Interest bearing deposits (note 4)	7,785,628	36,360	0.94%	5,214,193	11,804	0.46%
Fed funds purchased	275,020	3,453	2.53%	268,470	2,371	1.78%
Other borrowings (note 5)	280,726	3,739	2.69%	326,324	3,079	1.90%
Corporate debenture (note 11)	32,503	1,127	6.99%	32,032	987	6.21%
Total interest bearing liabilities	8,373,877	44,679	1.08%	5,841,019	18,241	0.63%
Demand deposits	3,525,837			2,839,268
Other liabilities	217,439			99,396
Total equity	2,440,747			1,518,820
Total liabilities and stockholders’ equity	$14,557,900			$10,298,503
Net interest spread (tax equivalent basis) (note 6)			4.05%			4.22%
Net interest income (tax equivalent basis)		$273,860			$196,806
Net interest margin (tax equivalent basis) (note 7)			4.41%			4.44%

note 1:Loan balances are net of deferred origination fees and costs.

note 2:	Interest income on average loans includes amortization of loan fee recognition of $1,289 and $1,115 for the six-month periods ended June 30, 2019 and 2018.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock, Federal Home Loan Bank stock and other equity stocks.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed below. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($1,742) and ($992) for the six-month periods ended June 30, 2019 and 2018.

note 5:Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and subordinated notes.

note 6:Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities (Non-GAAP).

note 7:Represents net interest income divided by total interest earning assets (Non-GAAP).

note 8:

Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax-exempt interest income on tax-exempt investment securities and loans to a fully taxable basis (Non-GAAP).

note 9:	Interest income on acquired loans, excluding PCI, includes amortization of loan discounts of $15,286 and $11,451.
note 10:	PCI loans are accounted for pursuant to ASC 310-30. Interest income on PCI loans includes amortization of loan discounts of $13,152 and $13,823.
note 11:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $175 and $175 for the six-month periods ended June 30, 2019 and 2018.

The primary reason for the slight decrease in our net interest margin (“NIM”) during the current period was due to an increase to the overall interest bearing liabilities offset by higher loan yields between the two periods presented above.  The increase in loan yields is due to the impact of loans acquired from Charter and NCOM and originating loans at higher yields.

Provision for loan losses

The provision for loan losses decreased $388 to $3,845 during the six-month period ending June 30, 2019 compared to a provision expense of $4,233 for the comparable period in 2018. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The decrease in our loan loss provision between the comparable periods is a result of an increase in non-impaired loan balances. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the six-month period ended June 30, 2019 was $67,243 compared to $45,627 for the comparable period in 2018. A summary of the differences are listed in the table below.

	Jun. 30,	Jun. 30,	$ increase	% increase
Six-month periods ending:	2019	2018	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$18,334	$12,898	$5,436	42.1%
Other correspondent banking related revenue (note 2)	2,200	2,301	(101)	(4.4)%
Mortgage banking revenue	10,996	5,218	5,778	110.7%
SBA revenue	1,940	2,015	(75)	(3.7)%
Service charges on deposit accounts	14,185	9,695	4,490	46.3%
Debit, prepaid, ATM and merchant card related fees	11,394	7,225	4,169	57.7%
BOLI income	3,696	2,768	928	33.5%
Wealth management related revenue	1,482	1,256	226	18.0%
Gain on sale of bank properties held for sale	1,079	1,090	(11)	(1.0)%
Other non-interest income	1,925	1,183	742	62.7%
Gain (loss) on sale of securities	12	(22)	34	(154.5)%
Total non-interest income	$67,243	$45,627	$21,616	47.4%
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

Mortgage banking revenue and income from correspondent banking capital markets division increased $5,778 and $5,436, respectively, during the current period compared to the same period in 2018.  Other increases in non-interest income between the periods presented are mainly attributable to the acquisitions of Charter, which was completed in 2018 and NCOM, which was completed in April 2019.

Non-interest expense

Non-interest expense for the six-month ended June 30, 2019 increased $50,854, or 32.7%, to $206,462, compared to $155,608 for the same period in 2018. Components of our non-interest expenses are listed in the table below.

	Jun. 30,	Jun. 30,	$ increase	% increase
Six-month periods ending:	2019	2018	(decrease)	(decrease)
Salaries and wages	$89,559	$62,225	$27,334	43.9%
Incentive/bonus compensation	11,770	7,146	4,624	64.7%
Stock based compensation	2,504	2,000	504	25.2%
Employer 401K matching contributions	2,678	1,638	1,040	63.5%
Deferred compensation expense	544	266	278	104.5%
Health insurance and other employee benefits	8,550	6,380	2,170	34.0%
Payroll taxes	6,540	4,860	1,680	34.6%
Other employee related expenses	1,757	1,583	174	11.0%
Incremental direct cost of loan origination	(7,993)	(3,522)	(4,471)	126.9%
Total salaries, wages and employee benefits	115,909	82,576	33,333	40.4%

Loss on sale of OREO	(16)	(899)	883	(98.2)%
Valuation write down of OREO	165	294	(129)	(43.9)%
Loss (gain) on repossessed assets other than real estate	(71)	19	(90)	(473.7)%
Foreclosure and repossession related expenses	1,411	1,235	176	14.3%
Total credit related expenses	1,489	649	840	129.4%

Occupancy expense	13,354	9,836	3,518	35.8%
Depreciation of premises and equipment	6,400	4,597	1,803	39.2%
Supplies, stationary and printing	1,570	1,094	476	43.5%
Marketing expenses	3,817	2,839	978	34.4%
Data processing expense	9,181	7,958	1,223	15.4%
Legal, auditing and other professional fees	3,548	2,263	1,285	56.8%
Bank regulatory related expenses	3,690	2,219	1,471	66.3%
Postage and delivery	1,888	1,434	454	31.7%
Debit, prepaid, ATM and merchant card related expenses	2,757	1,624	1,133	69.8%
Amortization of intangibles	7,249	4,549	2,700	59.4%
Internet and telephone banking	1,879	1,608	271	16.9%
Operational write-offs and losses	1,572	856	716	83.6%
Correspondent accounts and Federal Reserve charges	737	522	215	41.2%
Conferences/Seminars/Education/Training	1,194	487	707	145.2%
Impairment of bank property held for sale	422	2,340	(1,918)	(82.0)%
Director fees	781	516	265	51.4%
Travel expenses	947	426	521	122.3%
Other expenses	5,974	4,366	1,608	36.8%
Subtotal	184,358	132,759	51,599	38.9%
Merger related expenses	22,104	22,849	(745)	(3.3)%
Total non-interest expense	$206,462	$155,608	$50,854	32.7%

The overall primary reason for the increase between the periods presented above relates to the acquisitions of Charter and NCOM, which were completed during the third quarter of 2018 and the second quarter of 2019, respectively.

Provision for income taxes

We recognized income tax expense for the six-month period ended  June 30, 2019 of $30,027 on pre-tax income, adjusted for earnings attributable to noncontrolling interest, of $129,192 (an effective tax rate of 23.2%, including the earnings allocated to noncontrolling interest) compared to an income tax expense of $13,534 on pre-tax income of $81,333 (an effective tax rate of 16.6%) for the comparable quarter in 2018.  The increase is due to the overall increase in taxable income and less excess tax benefits on stock awards of $507 in during the six months ended June 30, 2019 compared to $5,840 for the same period in 2018.

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

Short term sources of funding and liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from customers pursuant to securities sold under repurchase agreements; loan repayments; deposits and certain interest rate-sensitive deposits; and borrowings under overnight federal fund lines available from correspondent banks, including the Federal Reserve Discount Window, and borrowing from the Federal Home Loan Bank of Atlanta. In addition to interest rate-sensitive deposits, the primary demand for liquidity is anticipated fundings under credit commitments to customers.

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

	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
Income Statement Non-GAAP measures and ratios
Interest income (GAAP)
Originated loans, excluding PCI loans	$61,124	$37,826	$111,746	$70,854
Acquired loans, excluding PCI loans	98,802	48,720	154,325	97,904
PCI loans	7,750	11,096	17,890	18,814
Securities - taxable	12,740	10,325	25,026	20,744
Securities - tax-exempt	1,713	1,559	3,429	3,116
Federal funds sold and other	3,124	1,103	5,119	2,356
Total Interest income (GAAP)	185,253	110,629	317,535	213,788

Tax equivalent adjustment
Non-PCI originated loans	261	371	521	690
Non-PCI acquired loans	24	—	61	—
Securities - tax-exempt	210	286	422	569
Total tax equivalent adjustment	495	657	1,004	1,259

Interest income - tax equivalent
Originated loans excluding PCI loans	61,385	38,197	112,267	71,544
Acquired loans, excluding PCI loans	98,826	48,720	154,386	97,904
PCI loans	7,750	11,096	17,890	18,814
Securities - taxable	12,740	10,325	25,026	20,744
Securities - tax-exempt	1,923	1,845	3,851	3,685
Federal funds sold and other	3,124	1,103	5,119	2,356
Total interest income - tax equivalent	185,748	111,286	318,539	215,047

Total Interest expense (GAAP)	(26,572)	(10,100)	(44,679)	(18,241)

Net interest income - tax equivalent	$159,176	$101,186	$273,860	$196,806

Net interest income (GAAP)	$158,681	$100,529	$272,856	$195,547

Yields and costs
Yield on originated loans excluding PCI - tax equivalent	5.15%	4.61%	5.02%	4.54%
Yield on acquired loans excluding PCI - tax equivalent	5.83%	5.63%	5.77%	5.57%
Yield on securities tax-exempt - tax equivalent	3.51%	3.61%	7.42%	3.56%
Yield on interest earning assets (GAAP)	5.18%	4.93%	5.12%	4.83%
Yield on interest earning assets - tax equivalent	5.19%	4.96%	5.13%	4.85%
Cost of interest bearing liabilities (GAAP)	1.11%	0.69%	1.08%	0.63%
Net interest spread (GAAP)	4.07%	4.24%	4.04%	4.20%
Net interest spread - tax equivalent	4.08%	4.27%	4.05%	4.22%
Net interest margin (GAAP)	4.43%	4.48%	4.40%	4.41%
Net interest margin - tax equivalent	4.45%	4.51%	4.41%	4.44%
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2018. There have been no changes in the assumptions used in monitoring interest rate risk as of June 30, 2019. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
Period		Shares	Price paid	Announced Plans	the Plans or
Beginning	Ending	Purchased	per Share	or Programs	Programs
April 1, 2019	April 30, 2019	---	---	---	3,000,000
May 1, 2019	May 31, 2019	1,500,365	$23.03	1,500,000	5,000,000
June 1, 2019	June 30, 2019	181,075	$22.51	180,300	4,819,700
Total for quarter ending June 30, 2019		1,681,440	$22.98	1,680,300	4,819,700

During the second quarter of 2019, we repurchased 1,680,300 shares of our common stock, at an average price of approximately $22.98 per share, pursuant to our stock repurchase plan currently in place. We repurchased 1,140 shares of our common stock from our employees during the second quarter of 2019 for settlement of certain tax withholding obligations related to certain equity based compensation awards. On May 20, 2019, the Company increased the maximum number of shares subject to its share repurchase program from 3,000,000 shares of the Company’s outstanding common stock, to 6,500,000 shares of the Company’s outstanding common stock, subject to market conditions.

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

CENTERSTATE BANK CORPORATION

(Registrant)

Date: August 1, 2019	By:	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer

Date: August 1, 2019	By:	/s/ William E. Matthews, V
William E. Matthews, V
Executive Vice President
and Chief Financial Officer