Form 10-Q
period 2019-09-30
CenterState Bank Corp
filed 2019-10-31
CIK 1102266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CSFL	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	125,095,974 shares
(class)	Outstanding at October 30, 2019

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$143,825	$107,007
Deposits in other financial institutions (restricted cash)	454,983	28,345
Federal funds sold and FRB deposits	238,470	231,981
Cash and cash equivalents	837,278	367,333
Trading securities, at fair value	4,273	1,737
Available for sale debt securities, at fair value	1,779,956	1,727,348
Held to maturity debt securities (fair value of $213,168 and $212,179 at
September 30, 2019 and December 31, 2018, respectively)	207,209	216,833
Loans held for sale (see Note 6)	125,182	40,399
Loans, excluding purchased credit impaired	11,773,424	8,181,533
Purchased credit impaired loans	142,982	158,971
Allowance for loan losses	(41,991)	(39,770)
Net Loans	11,874,415	8,300,734
Bank premises and equipment, net	295,860	227,454
Operating right-of-use lease assets	32,117	—
Accrued interest receivable	43,780	33,143
FHLB, FRB and other stock, at cost	104,523	79,584
Goodwill	1,204,417	802,880
Core deposit intangible, net	95,175	66,225
Other intangible assets, net	4,700	2,953
Bank owned life insurance	328,736	267,820
Other repossessed real estate owned	6,558	2,909
Deferred income tax asset, net	37,921	51,462
Bank property held for sale	29,650	25,080
Interest rate swap derivatives, at fair value	367,950	92,475
Prepaid expense and other assets	40,676	31,219
TOTAL ASSETS	$17,420,376	$12,337,588

LIABILITIES AND EQUITY
Deposits:
Demand - non-interest bearing	$4,081,078	$2,923,640
Demand - interest bearing	2,430,149	1,811,006
Savings and money market accounts	4,428,501	2,920,730
Time deposits	2,423,335	1,821,960
Total deposits	13,363,063	9,477,336

Securities sold under agreement to repurchase	76,332	57,772
Federal funds purchased	259,077	294,360
Other borrowed funds	314,652	361,000
Corporate debentures	32,678	32,415
Accrued interest payable	4,838	2,627
Interest rate swap derivatives, at fair value	371,889	92,892
Operating lease liabilities	34,545	—
Payables and accrued expenses	105,600	47,842
Total liabilities	14,562,674	10,366,244

Equity:
Common stock, $.01 par value: 200,000,000 shares authorized; 126,037,434 and 95,679,596 shares issued and outstanding at September 30, 2019 and
December 31, 2018, respectively	1,260	957
Additional paid-in capital	2,428,092	1,699,031
Retained earnings	408,314	293,777
Accumulated other comprehensive income (loss)	20,036	(22,421)
Total equity	2,857,702	1,971,344

TOTAL LIABILITIES AND EQUITY	$17,420,376	$12,337,588

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest income:
Loans	$166,479	$101,555	$450,440	$289,127
Investment securities:
Taxable	11,741	10,145	36,766	30,888
Tax-exempt	1,731	1,601	5,161	4,718
Federal funds sold and other	3,974	1,362	9,093	3,718
	183,925	114,663	501,460	328,451
Interest expense:
Deposits	24,463	9,096	60,823	20,900
Securities sold under agreement to repurchase	293	169	828	429
Federal funds purchased and other borrowings	3,680	2,966	10,337	8,156
Corporate debentures	542	579	1,669	1,566
	28,978	12,810	73,657	31,051

Net interest income	154,947	101,853	427,803	297,400
Provision for loan losses	3,692	1,950	7,537	6,183
Net interest income after loan loss provision	151,255	99,903	420,266	291,217

Non-interest income:
Correspondent banking capital markets revenue	19,914	7,258	38,248	20,156
Other correspondent banking related revenue	1,104	1,038	3,304	3,339
Mortgage banking revenue	9,444	3,188	20,440	8,406
Small business administration loans revenue	1,411	1,020	3,351	3,035
Service charges on deposit accounts	7,990	5,787	22,175	15,482
Debit, prepaid, ATM and merchant card related fees	3,923	3,869	15,317	11,094
Wealth management related revenue	801	676	2,283	1,932
Bank owned life insurance income	2,048	1,490	5,744	4,258
Net gain (loss) on sale of available for sale debt securities	—	—	12	(22)
Other non-interest income	1,853	2,778	4,857	5,051
Total other income	48,488	27,104	115,731	72,731

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Non-interest expense:
Salaries, wages and employee benefits	71,352	41,698	187,261	124,274
Occupancy expense	7,729	5,428	21,083	15,264
Depreciation of premises and equipment	3,887	2,439	10,287	7,036
Supplies, stationary and printing	806	588	2,376	1,682
Marketing expenses	1,765	1,493	5,582	4,332
Data processing expense	5,182	2,729	14,363	10,687
Legal, audit and other professional fees	2,364	1,301	5,912	3,564
Amortization of intangibles	4,229	2,480	11,478	7,029
Postage and delivery	941	711	2,829	2,145
ATM and debit card and merchant card related expenses	1,382	972	4,139	2,596
Bank regulatory expenses	635	1,367	4,325	3,586
Gain on sale of repossessed real estate (“OREO”)	(213)	(294)	(229)	(1,193)
Valuation write down of repossessed real estate (“OREO”)	65	170	230	464
Loss (gain) on repossessed assets other than real estate	3	(9)	(68)	10
Foreclosure related expenses	940	821	2,351	2,056
Merger related expenses	16,994	10,395	39,098	33,244
Impairment on bank property held for sale	506	247	928	2,587
Other expenses	8,469	4,803	21,553	13,584
Total other expenses	127,036	77,339	333,498	232,947

Income before provision for income taxes	72,707	49,668	202,499	131,001
Provision for income taxes	17,006	11,683	47,033	25,217
Net income	55,701	37,985	155,466	105,784
Earnings attributable to noncontrolling interest	603	—	1,202	—
Net income attributable to CenterState Bank Corporation	$55,098	$37,985	$154,264	$105,784

Net income	$55,701	$37,985	$155,466	$105,784
Other comprehensive gain (loss) income, net of tax:
Unrealized available for sale debt securities holding gain (loss), net of
income taxes of $2,563, ($1,979), $14,992, and ($9,950), respectively	7,550	(7,354)	44,160	(30,899)
Unrealized interest rate swap holding loss, net of
income taxes of ($490), $0, ($594), and $0, respectively	(1,388)	—	(1,694)	—
Less: reclassified adjustments for loss (gain) included in net income,
net income tax benefit of $0, $0, $3, and ($6), respectively	—	—	(9)	16

Net change in accumulated other comprehensive income (loss)	$6,162	$(7,354)	$42,457	$(30,883)

Total comprehensive income	$61,863	$30,631	$197,923	$74,901
Comprehensive income attributable to noncontrolling interest	603	—	1,202	—
Total comprehensive income attributable to CenterState Bank Corporation	$61,260	$30,631	$196,721	$74,901

Earnings per share:
Basic	$0.43	$0.43	$1.31	$1.24
Diluted	$0.43	$0.43	$1.30	$1.23
Common shares used in the calculation of earnings per share:
Basic (1)	127,839,891	87,813,671	117,927,025	84,958,277
Diluted (1)	128,738,757	88,810,702	118,756,828	86,209,709

(1)Excludes participating shares

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended September 30, 2019 and 2018 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other
	common	Common	paid in	Retained	comprehensive	Noncontrolling	Total
	shares	stock	capital	earnings	income (loss)	interest	equity
Balances at July 01, 2018	84,120,421	$841	$1,345,671	$224,270	$(30,534)	$ —	$1,540,248

Net income				37,985			37,985
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $1,979					(7,354)		(7,354)

Dividends paid - common ($0.10 per share)				(9,560)			(9,560)
Stock grants issued	40,370	—	650				650
Stock based compensation expense			1,012				1,012
Stock options exercised	52,036	1	397				398
Stock repurchase	(990)	—	(29)				(29)
Stock issued pursuant to Charter acquisition	11,424,214	114	349,695				349,809
Balances at September 30, 2018	95,636,051	956	1,697,396	252,695	(37,888)	$ —	1,913,159

Balances at July 01, 2019	129,006,471	$1,290	$2,496,105	$367,108	$13,874	$12,135	$2,890,512

Net income				55,098		603	55,701
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $2,563					7,550		7,550
Unrealized holding loss on
interest rate swaps, net of
deferred income tax of $490					(1,388)		(1,388)
Dividends paid - common ($0.11 per share)				(13,892)			(13,892)
Stock grants issued	55,436	1	799				800
Stock based compensation expense			1,122				1,122
Stock options exercised	41,286	—	295				295
Stock repurchase	(3,065,759)	(31)	(70,229)				(70,260)
Distributions paid to noncontrolling interest						(599)	(599)
Undistributed earnings payable to noncontrolling interest						(739)	(739)
Purchase of noncontrolling interest						(11,400)	(11,400)
Balances at September 30, 2019	126,037,434	$1,260	$2,428,092	$408,314	$20,036	$ —	$2,857,702

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the nine months ended September 30, 2019 and 2018 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other
	common	Common	paid in	Retained	comprehensive	Noncontrolling	Total
	shares	stock	capital	earnings	income (loss)	interest	equity
Balances at January 1, 2018	60,161,334	$602	$737,905	$173,248	$(7,005)	$ —	$904,750

Net income				105,784			105,784
Unrealized holding loss on
available for sale securities, net of
deferred income tax of $9,966					(30,883)		(30,883)

Dividends paid - common ($0.30 per share)				(26,337)			(26,337)
Stock grants issued	235,521	2	648				650
Stock based compensation expense			3,012				3,012
Stock options exercised	1,751,194	18	14,234				14,252
Stock repurchase	(38,496)	(1)	(1,026)				(1,027)
Stock issued pursuant to Sunshine acquisition	7,050,645	70	181,343				181,413
Stock options acquired and converted
pursuant to Sunshine acquisition			6,432				6,432
Stock issued pursuant to HCBF acquisition	15,051,639	151	387,128				387,279
Stock options acquired and converted
pursuant to HCBF acquisition			18,025				18,025
Stock issued pursuant to Charter acquisition	11,424,214	114	349,695				349,809
Balances at September 30, 2018	95,636,051	$956	$1,697,396	$252,695	$(37,888)	$ —	$1,913,159

Balances at January 01, 2019	95,679,596	$957	$1,699,031	$293,777	$(22,421)	$ —	$1,971,344

Net income				154,264		1,202	155,466
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $14,989					44,151		44,151
Unrealized holding loss on
interest rate swap, net of
deferred income tax of $594					(1,694)		(1,694)
Cumulative adjustment pursuant to adoption
of ASU 842 (Note 11)				(1,093)			(1,093)
Dividends paid - common ($0.33 per share)				(38,634)			(38,634)
Stock grants issued	199,658	2	798				800
Stock based compensation expense			3,626				3,626
Stock options exercised	253,382	2	2,550				2,552
Stock repurchase	(4,763,170)	(48)	(109,242)				(109,290)
Stock issued pursuant to NCOM acquisition	34,667,968	347	825,097				825,444
Stock options acquired and converted
pursuant to NCOM acquisition			6,232				6,232
Noncontrolling interest from NCOM acquisition						12,002	12,002
Distributions paid to noncontrolling interest						(1,065)	(1,065)
Undistributed earnings payable to noncontrolling interest						(739)	(739)
Purchase of noncontrolling interest						(11,400)	(11,400)
Balances at September 30, 2019	126,037,434	$1,260	$2,428,092	$408,314	$20,036	$ —	$2,857,702

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$155,466	$105,784
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,537	6,183
Depreciation of premises and equipment	10,287	7,036
Accretion of purchase accounting adjustments	(41,840)	(37,725)
Net amortization of investment securities	8,124	9,713
Net deferred loan origination fees	1,977	1,277
(Gain) loss on sale of securities available for sale debt securities	(12)	22
Trading securities revenue	(105)	(12)
Purchases of trading securities	(117,815)	(234,190)
Proceeds from sale of trading securities	115,384	240,979
Repossessed real estate owned valuation write down	230	464
Gain on sale of repossessed real estate owned	(229)	(1,193)
(Gain) loss on repossessed assets other than real estate	(68)	10
Gain on sale of residential loans held for sale	(20,134)	(6,612)
Residential loans originated and held for sale	(757,942)	(242,226)
Proceeds from sale of residential loans held for sale	708,720	238,613
Net change in fair value of residential loans held for sale	(839)	(723)
Gain on disposal of and or sale of fixed assets	(23)	(762)
Gain on disposal of bank property held for sale	(1,175)	(1,745)
Impairment on bank property held for sale	928	2,587
Gain on sale of small business administration loans	(3,351)	(3,035)
Small business administration loans originated for sale	(35,075)	(29,448)
Proceeds from sale of small business administration loans	38,426	32,483
Gain on sale of deposits	—	(611)
Deferred income taxes	15,803	14,559
Tax deduction in excess of book deduction for stock awards	(600)	(6,017)
Stock based compensation expense	3,626	3,012
Bank owned life insurance income	(5,744)	(4,258)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	21,586	56,911
Net change in accrued interest payable, accrued expense, and other liabilities	9,052	2,509
Net cash provided by operating activities	$112,194	$153,585

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Nine months ended September 30,
	2019	2018
Cash flows from investing activities:
Available for sale debt securities:
Purchases of investment securities	$(5,084)	$(94,602)
Purchases of mortgage-backed securities	(134,413)	(290,645)
Proceeds from pay-downs of mortgage-backed securities	208,503	161,779
Proceeds from sales of investment securities	44,300	58,768
Proceeds from sales of mortgage-backed securities	64,177	305,384
Proceeds from called investment securities	—	1,045
Proceeds from maturities of investment securities	295	61,000
Held to maturity debt securities:
Proceeds from pay-downs of mortgage-backed securities	8,754	11,513
Purchases of FHLB, FRB and other stock	(53,040)	(17,398)
Proceeds from sales of FHLB, FRB and other stock	45,177	20,944
Net increase in loans	(213,810)	(259,358)
Purchases of premises and equipment, net	(18,797)	(17,525)
Proceeds from sale of repossessed real estate	6,163	9,201
Proceeds from sale of fixed assets	69	2,661
Proceeds from sale of bank property held for sale	13,455	12,350
Net cash from bank acquisitions	268,504	229,689
Net cash provided by investing activities	$234,253	$194,806
Cash flows from financing activities:
Net increase in deposits	401,953	93,831
Sale of deposits	—	25,341
Net decrease in securities sold under agreement to repurchase	(273)	(1,122)
Net decrease in federal funds purchased	(35,283)	(59,488)
Net decrease in other borrowings	(85,000)	(67,920)
Net decrease in payable to shareholders for acquisitions	(62)	(209)
Stock options exercised	2,552	14,252
Stock repurchased	(109,290)	(1,027)
Dividends paid	(38,634)	(26,337)
Purchase of noncontrolling interest	(11,400)	—
Cash distribution paid to noncontrolling interest	(1,065)	—
Net cash provided by (used in) financing activities	$123,498	$(22,679)

Net increase in cash and cash equivalents	469,945	325,712
Cash and cash equivalents, beginning of period	367,333	280,619
Cash and cash equivalents, end of period	$837,278	$606,331

Supplemental Information
Transfer of loans to other real estate owned	$8,938	$3,727
Transfers of bank property to held for sale	6,450	3,502
New operating right-of-use assets	37,594	—

Cash paid during the period for:
Interest	$74,293	$31,655
Income taxes	31,034	11,299

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

The Bank, headquartered in Winter Haven, Florida, also operates a correspondent banking and capital markets division, of which the majority of its bond salesmen, traders and operational personnel are primarily housed in facilities located in Birmingham, Alabama and Atlanta, Georgia. This division’s primary revenue generating activities are related to its capital markets division, which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities; and its correspondent banking division, which includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and correspondent bank checking account deposits and fees from safe-keeping activities, bond accounting services for correspondents, asset/liability consulting related activities, international wires, and other clearing and corporate checking account services. The customer base includes small to medium size financial institutions primarily located in the Southeastern United States, although clients are located across the United States.  The Bank also owns CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers nationwide.

R4ALL, Inc. manages troubled loans purchased from the Bank to their eventual disposition. CSFL Insurance Corp. is a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code. National Commerce Risk Management, Inc., acquired from the National Commerce Corporation (“NCOM”) transaction, is also a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018. In the Company’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three and nine-month ended September 30, 2019 are not necessarily indicative of the results expected for the full year.

Some items in the prior period financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior period net income or common stockholders’ equity.

NOTE 2: Common stock outstanding and earnings per share data

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the three and nine-month periods ending September 30, 2019 and 2018. The following table presents the factors used in the earnings per share computations for the periods indicated.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic
Net income available to common shareholders	$55,098	$37,985	$154,264	$105,784
Less: Earnings allocated to participating securities	(21)	(28)	(65)	(84)
Net income allocated to common shareholders	$55,077	$37,957	$154,199	$105,700

Weighted average common shares outstanding
including participating securities	127,889,067	87,881,806	117,976,482	85,026,929
Less: Participating securities (1)	(49,176)	(68,135)	(49,457)	(68,652)
Average shares	127,839,891	87,813,671	117,927,025	84,958,277
Basic earnings per common share	$0.43	$0.43	$1.31	$1.24

Diluted
Net income available to common shareholders	$55,077	$37,957	$154,199	$105,700
Weighted average common shares outstanding for
basic earnings per common share	127,839,891	87,813,671	117,927,025	84,958,277
Add: Dilutive effects of stock based compensation awards	898,866	997,031	829,803	1,251,432
Average shares and dilutive potential common shares	128,738,757	88,810,702	118,756,828	86,209,709
Diluted earnings per common share	$0.43	$0.43	$1.30	$1.23
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

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

The Company has the rights to service a portfolio of Fannie Mae and other government guaranteed loans sold on a servicing retained basis. Mortgage servicing assets are measured at fair value when the loan is sold and subsequently measured at fair value on a recurring basis utilizing Level 2 inputs. Management uses a model operated and maintained by a third party to calculate the present

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

value of future cash flows using the third party's market-based assumptions. The future cash flows for each asset are based on the asset's unique characteristics and the third party's market-based assumptions for prepayment speeds, default and voluntary prepayments. Adjustments to fair value are recorded as a component of Mortgage Banking Revenue in the Condensed Consolidated Statements of Income and Comprehensive Income.

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

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At September 30, 2019, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 5% to 13%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans, other real estate owned and bank property held for sale are considered a Level 3 in the fair value hierarchy.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at September 30,2019
Assets:
Trading securities	$4,273	$ —	$4,273	$ —
Available for sale debt securities
Corporate debt securities	5,660	—	5,660	—
Obligations of U.S. government sponsored entities and agencies	55,291	—	55,291	—
Mortgage-backed securities	1,623,739	—	1,623,739	—
Municipal securities	95,266	—	95,266	—
Loans held for sale	125,182	—	125,182	—
Mortgage servicing assets	1,426	—	1,426	—
Mortgage banking derivatives	2,350	—	123	2,227
Interest rate swap derivatives	367,950	—	367,950	—

Liabilities:
Mortgage banking derivatives	341	—	275	66
Interest rate swap derivatives	371,889	—	371,889	—

at December 31,2018
Assets:
Trading securities	$1,737	$ —	$1,737	$ —
Available for sale debt securities
Corporate debt securities	6,427	—	6,427	—
Obligations of U.S. government sponsored entities and agencies	37,868	—	37,868	—
Mortgage-backed securities	1,594,275	—	1,594,275	—
Municipal securities	88,778	—	88,778	—
Loans held for sale	40,399	—	40,399	—
Mortgage servicing assets	1,565	—	1,565	—
Mortgage banking derivatives	783	—	—	783
Interest rate swap derivatives	92,475	—	92,475	—

Liabilities:
Mortgage banking derivatives	169	—	164	5
Interest rate swap derivatives	92,892	—	92,892	—

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at September 30,2019
Assets:
Impaired loans
Residential real estate	$2,290	$ —	$ —	$2,290
Commercial real estate	8,726	—	—	8,726
Land, land development and construction	159	—	—	159
Commercial	6,470	—	—	6,470
Consumer	29	—	—	29
Other real estate owned
Land, land development and construction	621	—	—	621
Bank property held for sale	6,182	—	—	6,182

at December 31,2018
Assets:
Impaired loans
Residential real estate	$1,811	$ —	$ —	$1,811
Commercial real estate	5,614	—	—	5,614
Land, land development and construction	90	—	—	90
Commercial	1,274	—	—	1,274
Consumer	40	—	—	40
Other real estate owned
Land, land development and construction	867	—	—	867
Bank property held for sale	5,805	—	—	5,805

Impaired loans measured at fair value had a recorded investment of $20,836, with a valuation allowance of $3,162 at September 30, 2019, and a recorded investment of $8,829, with a valuation allowance of $1,463 at December 31, 2018. The Company recorded a provision for loan loss expense of $2,353 and $3,170 on impaired loans carried at fair value during the three and nine-month periods ending September 30, 2019, respectively.  The Company recorded a provision for loan loss expense of $682 and $1,026 on impaired loans carried at fair value during the three and nine-month periods ending September 30, 2018, respectively.

Other real estate owned had a decline in fair value of $65, $170, $230 and $464 during the three and nine-month periods ending September 30, 2019 and 2018, respectively. Changes in fair value were recorded directly to current earnings through non-interest expense.

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into Bank Property Held for Sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon appraisals. The Company recognized an impairment charge of $506, $247, $928 and $2,587 during the three and nine-month periods ending September 30, 2019 and 2018, respectively, related to bank properties held for sale.

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

Subordinated and Corporate Debentures: The fair values of the Company’s subordinated and corporate debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Accrued Interest Payable: The carrying amount of accrued interest payable approximates fair value resulting in a Level 2 classification.

Off-balance Sheet Instruments: The fair value of off-balance-sheet items is not considered material.

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
	Carrying amount	Level 1	Level 2	Level 3	Total
at September 30,2019
Financial assets:
Cash and cash equivalents	$837,278	$837,278	$ —	$ —	$837,278
Trading securities	4,273	—	4,273	—	4,273
Available for sale debt securities	1,779,956	—	1,779,956	—	1,779,956
Held to maturity debt securities	207,209	—	213,168	—	213,168
Loans held for sale	125,182	—	125,182	—	125,182
Loans, net	11,874,415	—	—	11,940,837	11,940,837
Mortgage servicing assets	1,426	—	1,426	—	1,426
Mortgage banking derivatives	2,350	—	123	2,227	2,350
Interest rate swap derivatives	367,950	—	367,950	—	367,950
Accrued interest receivable	43,780	—	7,257	36,523	43,780

Financial liabilities:
Deposits - without stated maturities	$10,939,728	$10,939,728	$ —	$ —	$10,939,728
Deposits - with stated maturities	2,423,335	—	2,437,804	—	2,437,804
Securities sold under agreement to repurchase	76,332	—	76,332	—	76,332
Federal funds purchased and other borrowings	573,729	—	573,729	—	573,729
Subordinated and corporate debentures	71,330	—	—	67,055	67,055
Mortgage banking derivatives	341	—	275	66	341
Interest rate swap derivatives	371,889	—	371,889	—	371,889
Accrued interest payable	4,838	—	4,838	—	4,838

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

		Fair value measurements
	Carrying amount	Level 1	Level 2	Level 3	Total
at December 31,2018
Financial assets:
Cash and cash equivalents	$367,333	$367,333	$ —	$ —	$367,333
Trading securities	1,737	—	1,737	—	1,737
Available for sale debt securities	1,727,348	—	1,727,348	—	1,727,348
Held to maturity debt securities	216,833	—	212,179	—	212,179
Loans held for sale	40,399	—	40,399	—	40,399
Loans, net	8,300,734	—	—	8,342,220	8,342,220
Mortgage servicing assets	1,565	—	1,565	—	1,565
Mortgage banking derivatives	783	—	—	783	783
Interest rate swap derivatives	92,475	—	92,475	—	92,475
Accrued interest receivable	33,143	—	8,355	24,788	33,143

Financial liabilities:
Deposits - without stated maturities	$7,655,376	$7,655,376	$ —	$ —	$7,655,376
Deposits - with stated maturities	1,821,960	—	1,827,299	—	1,827,299
Securities sold under agreement to repurchase	57,772	—	57,772	—	57,772
Federal funds purchased and other borrowings	655,360	—	655,360	—	655,360
Corporate debentures	32,415	—	—	28,621	28,621
Mortgage banking derivatives	169	—	164	5	169
Interest rate swap derivatives	92,892	—	92,892	—	92,892
Accrued interest payable	2,627	—	2,627	—	2,627

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three and nine-month periods ending September 30, 2019 and 2018.

	Three-month period ending September 30, 2019
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$179,991	$3,934	$ —	$ —	$183,925
Interest expense	(25,197)	(2,573)	(1,208)	—	(28,978)
Net interest income (expense)	154,794	1,361	(1,208)	—	154,947
Provision for loan losses	(3,692)	—	—	—	(3,692)
Non-interest income	27,470	21,018	—	—	48,488
Non-interest expense	(114,401)	(11,248)	(1,387)	—	(127,036)
Net income (loss) before taxes	64,171	11,131	(2,595)	—	72,707
Income tax (provision) benefit	(14,891)	(2,821)	706	—	(17,006)
Net income (loss)	49,280	8,310	(1,889)	—	55,701
Noncontrolling interest	(603)	—	—	—	(603)
Net income (loss) attributable to CenterState Bank Corporation	$48,677	$8,310	$(1,889)	$ —	$55,098
Total assets	$16,758,704	$657,692	$2,957,898	$(2,953,918)	$17,420,376

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Nine-month period ending September 30, 2019
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$488,495	$12,965	$ —	$ —	$501,460
Interest expense	(62,714)	(7,819)	(3,124)	—	(73,657)
Net interest income (expense)	425,781	5,146	(3,124)	—	427,803
Provision for loan losses	(7,469)	(68)	—	—	(7,537)
Non-interest income	74,179	41,552	—	—	115,731
Non-interest expense	(306,088)	(23,644)	(3,766)	—	(333,498)
Net income (loss) before taxes	186,403	22,986	(6,890)	—	202,499
Income tax (provision) benefit	(43,322)	(5,825)	2,114	—	(47,033)
Net income (loss)	143,081	17,161	(4,776)	—	155,466
Noncontrolling interest	(1,202)	—	—	—	(1,202)
Net income (loss) attributable to CenterState Bank Corporation	$141,879	$17,161	$(4,776)	$ —	$154,264
Total assets	$16,758,704	$657,692	$2,957,898	$(2,953,918)	$17,420,376

	Three-month period ending September 30, 2018
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$110,764	$3,899	$ —	$ —	$114,663
Interest expense	(9,992)	(2,005)	(813)	—	(12,810)
Net interest income (expense)	100,772	1,894	(813)	—	101,853
Provision for loan losses	(1,965)	15	—	—	(1,950)
Non-interest income	18,808	8,296	—	—	27,104
Non-interest expense	(70,652)	(5,678)	(1,009)	—	(77,339)
Net income (loss) before taxes	46,963	4,527	(1,822)	—	49,668
Income tax (provision) benefit	(11,086)	(1,147)	550	—	(11,683)
Net income (loss) attributable to CenterState Bank Corporation	$35,877	$3,380	$(1,272)	$ —	$37,985
Total assets	$11,604,329	$661,880	$1,969,635	$(1,961,479)	$12,274,365

	Nine-month period ending September 30, 2018
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$317,851	$10,600	$ —	$ —	$328,451
Interest expense	(23,689)	(4,734)	(2,628)	—	(31,051)
Net interest income (expense)	294,162	5,866	(2,628)	—	297,400
Provision for loan losses	(6,039)	(144)	—	—	(6,183)
Non-interest income	49,228	23,495	8	—	72,731
Non-interest expense	(213,934)	(16,172)	(2,841)	—	(232,947)
Net income (loss) before taxes	123,417	13,045	(5,461)	—	131,001
Income tax (provision) benefit	(28,585)	(3,305)	6,673	—	(25,217)
Net income attributable to CenterState Bank Corporation	$94,832	$9,740	$1,212	$ —	$105,784
Total assets	$11,604,329	$661,880	$1,969,635	$(1,961,479)	$12,274,365

Commercial and retail banking: The Company’s primary business is commercial and retail banking. Currently, the Company operates primarily through the Bank providing traditional retail, commercial, mortgage, wealth management and SBA services throughout its Florida, Georgia and Alabama branch network and customer relationships in neighboring states.  This segment also includes the results of CBI, our transaction-based finance company that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and service providers throughout the United States and Canada.

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

NOTE 5: Investment securities

Available for Sale Debt Securities

All of the mortgage-backed securities (“MBS”) listed below are residential Fannie Mae, Freddie Mac and Ginnie Mae MBSs. The fair value of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$5,505	$155	$ —	$5,660
Obligations of U.S. government sponsored entities and agencies	55,323	200	232	55,291
Mortgage-backed securities	1,600,664	25,028	1,953	1,623,739
Municipal securities	89,356	5,910	—	95,266
Total available for sale debt securities	$1,750,848	$31,293	$2,185	$1,779,956

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$6,265	$162	$ —	$6,427
Obligations of U.S. government sponsored entities and agencies	38,794	7	933	37,868
Mortgage-backed securities	1,623,906	3,792	33,423	1,594,275
Municipal securities	88,415	698	335	88,778
Total available for sale debt securities	$1,757,380	$4,659	$34,691	$1,727,348

The cost of securities sold is determined using the specific identification method. No available for sale debt securities were sold during the three-months ended September 30, 2019 and 2018.  The securities sold during the second quarter of 2019 were collateralized loan obligation securities (“CLOs”) acquired through the NCOM acquisition.  The CLOs were marked to fair value at acquisition and subsequently sold resulting in a loss of $5.  The securities sold during the first quarter of 2018 include some securities acquired through the acquisitions of Sunshine Bancorp, Inc. (“Sunshine”) and HCBF Holding Company, Inc. (“Harbor”) on January 1, 2018. These acquired securities were marked to fair value and subsequently sold after the acquisition date, and no gain or loss was recognized from the sale of these securities. Sales of available for sale debt securities for the nine-month ended September 30, 2019 and 2018 were as follows:

For the nine months ended:	September 30, 2019	September 30, 2018
Proceeds	$108,477	$364,152
Gross gains	646	68
Gross losses	634	90

The tax provision related to these net realized gain and loss were $3 and ($6), respectively.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The fair value of available for sale debt securities at September 30, 2019 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair	Amortized
Investment securities available for sale:	Value	Cost
Due one year or less	$2,579	$2,574
Due after one year through five years	8,143	8,020
Due after five years through ten years	48,341	47,505
Due after ten years through thirty years	97,154	92,085
Mortgage-backed securities	1,623,739	1,600,664
Total available for sale debt securities	$1,779,956	$1,750,848

Available for sale debt securities pledged at September 30, 2019 and December 31, 2018 had a carrying amount (estimated fair value) of $934,533 and $961,721 respectively. These securities were pledged primarily to increase borrowing capacity at the FHLB, secure public deposits and repurchase agreements.

At September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than mortgage-backed securities issued by U.S. Government sponsored entities, in an amount greater than 10% of stockholders’ equity.

The following tables show the Company’s available for sale debt investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018.

	September 30, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$1,545	$5	$16,740	$227	$18,285	$232
Mortgage-backed securities	76,284	83	307,297	1,870	383,581	1,953
Total temporarily impaired available for sale debt securities	$77,829	$88	$324,037	$2,097	$401,866	$2,185

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$25,104	$332	$9,398	$601	$34,502	$933
Mortgage-backed securities	647,923	10,782	635,172	22,641	1,283,095	33,423
Municipal securities	25,031	316	3,381	19	28,412	335
Total temporarily impaired available for sale debt securities	$698,058	$11,430	$647,951	$23,261	$1,346,009	$34,691

Obligations of U.S. government sponsored entities and agencies: Obligations of U.S. government-sponsored entities and agencies are mainly comprised of pools of securities issued by the Small Business Administration (“SBA”). Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

Mortgage-backed securities: At  September 30, 2019, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Held to Maturity Debt Securities

The following reflects the fair value of held-to-maturity securities and the related gross unrecognized gains and losses as of September 30, 2019 and December 31, 2018.

	September 30, 2019
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$75,739	$130	$209	$75,660
Municipal securities	131,470	6,038	—	137,508
Total held to maturity debt securities	$207,209	$6,168	$209	$213,168

	December 31, 2018
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$84,983	$ —	$2,462	$82,521
Municipal securities	131,850	799	2,991	129,658
Total held to maturity debt securities	$216,833	$799	$5,453	$212,179

Held to maturity securities pledged at September 30, 2019 and December 31, 2018 had a carrying amount of $101,207 and $103,710 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At September 30, 2019, there were no holdings of held to maturity securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The fair value and amortized cost of held to maturity securities at September 30, 2019 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair	Amortized
Held to maturity debt securities	Value	Cost
Due after five years through ten years	$2,071	$2,035
Due after ten years through thirty years	135,437	129,435
Mortgage-backed securities	75,660	75,739
Total held to maturity debt securities	$213,168	$207,209

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table shows the Company’s held to maturity debt investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at September 30, 2019 and December 31, 2018.

	September 30, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$4,088	$5	$43,194	$204	$47,282	$209
Total temporarily impaired held to maturity debt securities	$4,088	$5	$43,194	$204	$47,282	$209

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$ —	$ —	$82,521	$2,462	$82,521	$2,462
Municipal securities	22,560	203	47,807	2,788	70,367	2,991
Total temporarily impaired held to maturity debt securities	$22,560	$203	$130,328	$5,250	$152,888	$5,453

Mortgage-backed securities: At September 30, 2019, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

NOTE 6:  Loans Held for Sale

The Company accounts for loans held for sale under the fair value option with changes in fair value recognized in current period earnings.  At the date of funding of the loan, the funded amount of the loan, the relative derivative asset or liability of the associated interest rate lock commitment, less direct costs, becomes the initial recorded investment in the loan held for sale.  Such amount approximates the fair value of the loan.  Net gains from changes in estimated fair value of mortgage loans held for sale were $839 and $723 for the nine-month periods ended September 30, 2019 and 2018, respectively. The total unpaid principal balance of loans held for sale was $122,668 and $39,318 at September 30, 2019 and December 31, 2018, respectively. No loans held for sale at September 30, 2019 or at December 31, 2018 were past due or on nonaccrual.

The table below summarizes the activity in mortgage loans held for sale during the three and nine-month periods ending September 30, 2019 and 2018.

	Three-month periods ended		Nine-month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning balance	$95,108	$36,366	40,399	$19,647
Effect from acquisitions	—	2,835	14,588	8,959
Loans originated	365,807	91,910	757,942	242,226
Proceeds from sales	(345,101)	(94,226)	(708,720)	(238,613)
Net change in fair value	(102)	1	839	723
Net realized gain on sales	9,470	2,668	20,134	6,612
Ending balance	$125,182	$39,554	$125,182	$39,554

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

As loans are closed, they are typically sold at prices specified in the forward contracts.  Gains or losses may arise if the yields of the loans delivered vary from those specified in the forward contracts.  Derivative mortgage loan commitments, or interest rate locks, are also utilized and relate to the origination of a mortgage that will be held for sale upon funding.  The Company uses these derivative financial instruments on its loans held for sale to manage interest rate risk and not for speculative purposes. The table below summarizes the main components of Mortgage Banking Revenue during the three and nine-month periods ending September 30, 2019 and 2018. The Mortgage Banking Revenue amounts are reported in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

	Three-month periods ended		Nine-month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Servicing fees and commissions	$94	$170	$281	$190
Gain on sale of loans held for sale	9,470	2,668	20,134	6,612
Unrealized (loss) gain on loans held for sale	(102)	1	839	723
Gain on mortgage derivatives	437	353	1,046	911
Loss on mortgage hedge	(616)	(6)	(1,722)	(32)
Gain (loss) on mortgage servicing assets	161	2	(138)	2
Mortgage banking revenue	$9,444	$3,188	$20,440	$8,406

The table below summarizes the notional amounts for interest rate lock commitments, best efforts forward trades and MBS forward trades pertaining to loans held for sale at September 30, 2019 and 2018.

	Notional at
	September 30, 2019	September 30, 2018
Interest rate lock commitments	$181,458	$75,811
Best efforts forward trades	135,019	66,425
MBS forward trades	145,000	27,000
Total derivative instruments	$461,477	$169,236

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 7: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	September 30, 2019	December 31, 2018
Loans excluding PCI loans
Real estate loans
Residential	$2,480,415	$1,702,114
Commercial	6,213,349	4,454,098
Land, development and construction	1,056,643	635,562
Total real estate	9,750,407	6,791,774
Commercial, industrial & factored receivables	1,768,259	1,183,380
Consumer and other loans	250,088	203,686
Loans before unearned fees and deferred cost	11,768,754	8,178,840
Net unearned fees and costs	4,670	2,693
Total loans excluding PCI loans	11,773,424	8,181,533
PCI loans (note 1)
Real estate loans
Residential	49,704	58,804
Commercial	84,076	87,336
Land, development and construction	5,058	7,028
Total real estate	138,838	153,168
Commercial and industrial	4,007	5,594
Consumer and other loans	137	209
Total PCI loans	142,982	158,971
Total loans	11,916,406	8,340,504
Allowance for loan losses for loans that are not PCI loans	(41,758)	(39,579)
Allowance for loan losses for PCI loans	(233)	(191)
Total loans, net of allowance for loan losses	$11,874,415	$8,300,734

note 1:	Purchased credit impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below set forth the activity in the allowance for loan losses for the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three-month ended September 30, 2019
Balance at beginning of period	$40,455	$198	$40,653
Loans charged-off	(3,961)	—	(3,961)
Recoveries of loans previously charged-off	1,607	—	1,607
Net charge-offs	(2,354)	—	(2,354)
Provision for loan losses	3,657	35	3,692
Balance at end of period	$41,758	$233	$41,991

Three-month ended September 30, 2018
Balance at beginning of period	$37,209	$275	$37,484
Loans charged-off	(1,178)	—	(1,178)
Recoveries of loans previously charged-off	555	—	555
Net charge-offs	(623)	—	(623)
Provision for loan losses	2,009	(59)	1,950
Balance at end of period	$38,595	$216	$38,811

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Nine-month ended September 30, 2019
Balance at beginning of period	$39,579	$191	$39,770
Loans charged-off	(8,733)	—	(8,733)
Recoveries of loans previously charged-off	3,417	—	3,417
Net charge-offs	(5,316)	—	(5,316)
Provision for loan losses	7,495	42	7,537
Balance at end of period	$41,758	$233	$41,991

Nine-month ended September 30, 2018
Balance at beginning of period	$32,530	$295	$32,825
Loans charged-off	(2,170)	—	(2,170)
Recoveries of loans previously charged-off	1,898	75	1,973
Net (charge-offs) recoveries	(272)	75	(197)
Provision for loan losses	6,337	(154)	6,183
Balance at end of period	$38,595	$216	$38,811

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm., industrial & factored receivables	Consumer & other	Total
Allowance for loan losses for loans that are not PCI loans:
Three-month ended September 30, 2019
Beginning of the period	$5,729	$20,937	$2,490	$7,942	$3,357	$40,455
Charge-offs	(2)	(136)	(11)	(3,049)	(763)	(3,961)
Recoveries	87	797	1	577	145	1,607
Provision for loan losses	(885)	(1,851)	196	5,256	941	3,657
Balance at end of period	$4,929	$19,747	$2,676	$10,726	$3,680	$41,758

Three-month ended September 30, 2018
Beginning of the period	$5,847	$21,921	$1,629	$5,412	$2,400	$37,209
Charge-offs	(283)	—	(62)	(327)	(506)	(1,178)
Recoveries	217	113	2	152	71	555
Provision for loan losses	71	916	21	404	597	2,009
Balance at end of period	$5,852	$22,950	$1,590	$5,641	$2,562	$38,595

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm., industrial & factored receivables	Consumer & other	Total
Allowance for loan losses for loans that are PCI loans:
Three-month ended September 30, 2019
Beginning of the period	$7	$ —	$177	$ —	$14	$198
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	—	—	—	35	35
Balance at end of period	$7	$ —	$177	$ —	$49	$233

Three-month ended September 30, 2018
Beginning of the period	$ —	$59	$202	$ —	$14	$275
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	(59)	—	—	—	(59)
Balance at end of period	$ —	$ —	$202	$ —	$14	$216

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm., industrial & factored receivables	Consumer & other	Total
Allowance for loan losses for loans that are not PCI loans:
Nine-month ended September 30, 2019
Beginning of the period	$5,518	$22,978	$1,781	$6,414	$2,888	$39,579
Charge-offs	(621)	(140)	(42)	(5,486)	(2,444)	(8,733)
Recoveries	504	1,015	85	1,354	459	3,417
Provision for loan losses	(472)	(4,106)	852	8,444	2,777	7,495
Balance at end of period	$4,929	$19,747	$2,676	$10,726	$3,680	$41,758

Nine-month ended September 30, 2018
Beginning of the period	$6,003	$19,304	$1,179	$4,130	$1,914	$32,530
Charge-offs	(419)	—	(62)	(555)	(1,134)	(2,170)
Recoveries	855	569	3	214	257	1,898
Provision for loan losses	(587)	3,077	470	1,852	1,525	6,337
Balance at end of period	$5,852	$22,950	$1,590	$5,641	$2,562	$38,595

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm., industrial & factored receivables	Consumer & other	Total
Allowance for loan losses for loans that are PCI loans:
Nine-month ended September 30, 2019
Beginning of the period	$ —	$ —	$177	$ —	$14	$191
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	7	—	—	—	35	42
Balance at end of period	$7	$ —	$177	$ —	$49	$233

Nine-month ended September 30, 2018
Beginning of the period	$ —	$59	$222	$ —	$14	$295
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	75	—	75
Provision for loan losses	—	(59)	(20)	(75)	—	(154)
Balance at end of period	$ —	$ —	$202	$ —	$14	$216

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2019 and December 31, 2018. Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm., industrial & factored receivables	Consumer & other	Total
As of September 30, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$573	$218	$ —	$2,508	$ —	$3,299
Collectively evaluated for impairment	4,356	19,529	2,676	8,218	3,680	38,459
Purchased credit impaired	7	—	177	—	49	233
Total ending allowance balance	$4,936	$19,747	$2,853	$10,726	$3,729	$41,991

Loans:
Individually evaluated for impairment	$7,028	$12,603	$179	$9,786	$105	$29,701
Collectively evaluated for impairment	2,473,387	6,200,746	1,056,464	1,758,473	249,983	11,739,053
Purchased credit impaired	49,704	84,076	5,058	4,007	137	142,982
Total ending loan balances	$2,530,119	$6,297,425	$1,061,701	$1,772,266	$250,225	$11,911,736

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm. & industrial	Consumer & other	Total
As of December 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$331	$250	$ —	$1,034	$1	$1,616
Collectively evaluated for impairment	5,187	22,728	1,781	5,380	2,887	37,963
Purchased credit impaired	—	—	177	—	14	191
Total ending allowance balance	$5,518	$22,978	$1,958	$6,414	$2,902	$39,770

Loans:
Individually evaluated for impairment	$6,234	$7,496	$117	$1,708	$145	$15,700
Collectively evaluated for impairment	1,695,880	4,446,602	635,445	1,181,672	203,541	8,163,140
Purchased credit impaired	58,804	87,336	7,028	5,594	209	158,971
Total ending loan balances	$1,760,918	$4,541,434	$642,590	$1,188,974	$203,895	$8,337,811

The table below summarizes impaired loan data for the periods presented.

	September 30, 2019	December 31, 2018
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$8,375	$8,475
Nonperforming TDRs (these are included in NPLs)	5,156	1,002
Total TDRs (these are included in impaired loans)	13,531	9,477
Impaired loans that are not TDRs	16,170	6,223
Total impaired loans	$29,701	$15,700

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

TDRs as of September 30, 2019 and December 31, 2018 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non-performing loans) are presented in the tables below.

	Accruing	Non-Accrual	Total
As of September 30, 2019
Real estate loans:
Residential	$5,160	$926	$6,086
Commercial	1,727	—	1,727
Land, development, construction	179	—	179
Total real estate loans	7,066	926	7,992
Commercial and industrial	1,204	4,230	5,434
Consumer and other	105	—	105
Total TDRs	$8,375	$5,156	$13,531

	Accruing	Non-Accrual	Total
As of December 31, 2018
Real estate loans:
Residential	$5,848	$386	$6,234
Commercial	1,837	566	2,403
Land, development, construction	77	41	118
Total real estate loans	7,762	993	8,755
Commercial and industrial	577	—	577
Consumer and other	136	9	145
Total TDRs	$8,475	$1,002	$9,477

The Company’s policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for loan loss expense of $488 and $612 and partial charge offs of $52 and $79 on the TDR loans described above during the three and nine-month periods ending September 30, 2019, respectively.  The Company recorded a provision for loan loss expense of $54 and $82 and partial charge-offs of $11 and $32 on TDR loans during the three and nine-month periods ending September 30, 2018, respectively.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer-term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 62% of our TDRs are current pursuant to their modified terms, and $5,156, or approximately 38% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

Loans modified as TDRs during the three and nine-month periods ending September 30, 2019 were $715 and $5,948, respectively. Loans modified as TDRs during nine-month period ending September 30, 2019 of $5,948 include $3,429 of previously modified government guaranteed loans that were under loan participation agreements and repurchased by the Company during the current quarter.  Loans modified as TDRs during the three and nine-month periods ending September 30, 2018 were $616 and $1,838, respectively. The Company recorded $322 and $582 loan loss provision for loans modified during the three and nine-month periods ending September 30, 2019. The Company recorded $16 and $19 loan loss provision for loans modified during the three and nine-month periods ending September 30, 2018.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the periods ending September 30, 2019 and 2018.

	Period ending		Period ending
	September 30, 2019		September 30, 2018
	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment
Residential	—	$ —	1	$191
Commercial real estate	—	—	1	116
Land, development, construction	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer and other	—	—	—	—
Total	—	$ —	2	$307

The Company recorded no provision for loan loss expense related to TDRs for three and nine-month periods ending September 30, 2019. The Company recorded no partial charge offs on TDR loans subsequently defaulted during the three and nine-month periods ending September 30, 2019.  The Company recorded a provision for loan loss expense of $18 and $24 and partial charge offs of $5 and $10 on TDR loans that subsequently defaulted as described above during the three and nine-month periods ending September 30, 2018.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2019 and December 31, 2018, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
As of September 30, 2019
With no related allowance recorded:
Residential real estate	$3,565	$3,438	$ —
Commercial real estate	12,729	11,826	—
Land, development, construction	189	179	—
Commercial and industrial	1,929	1,486	—
Consumer, other	80	79	—

With an allowance recorded:
Residential real estate	3,789	3,590	573
Commercial real estate	780	777	218
Land, development, construction	—	—	—
Commercial and industrial	8,407	8,300	2,508
Consumer, other	31	26	—
Total	$31,499	$29,701	$3,299

	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
As of December 31, 2018
With no related allowance recorded:
Residential real estate	$3,608	$3,485	$ —
Commercial real estate	6,447	5,906	—
Land, development, construction	144	117	—
Commercial and industrial	364	353	—
Consumer, other	109	108	—

With an allowance recorded:
Residential real estate	2,897	2,749	331
Commercial real estate	1,593	1,590	250
Land, development, construction	—	—	—
Commercial and industrial	1,378	1,355	1,034
Consumer, other	53	37	1
Total	$16,593	$15,700	$1,616

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Three-month ended September 30, 2019
Real estate loans:
Residential	$6,296	$54	$ —
Commercial	10,040	23	—
Land, development, construction	126	2	—
Total real estate loans	16,462	79	—

Commercial and industrial	6,871	16	—
Consumer and other loans	118	2	—
Total	$23,451	$97	$ —

	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Nine-month ended September 30, 2019
Real estate loans:
Residential	$5,951	$175	$ —
Commercial	8,543	78	—
Land, development, construction	112	5	—
Total real estate loans	14,606	258	—

Commercial and industrial	4,414	43	—
Consumer and other loans	130	6	—
Total	$19,150	$307	$ —

	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Three-month ended September 30, 2018
Real estate loans:
Residential	$7,328	$79	$ —
Commercial	7,674	25	—
Land, development, construction	961	2	—
Total real estate loans	15,963	106	—

Commercial and industrial	1,596	9	—
Consumer and other loans	165	2	—
Total	$17,724	$117	$ —

	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Nine-month ended September 30, 2018
Real estate loans:
Residential	$15,306	$308	$ —
Commercial	2,586	25	—
Land, development, construction	324	2	—
Total real estate loans	18,216	335	—

Commercial and industrial	538	9	—
Consumer and other loans	56	2	—
Total	$18,810	$346	$ —

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans, excluding purchased credit impaired loans accounted for pursuant to ASC Topic 310-30. All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables.  For CBI’s factored receivables, which are commercial trade credits rather than promissory notes, the Company’s practice, in most cases, is to charge-off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date.

Nonperforming loans were as follows:	September 30, 2019	December 31, 2018
Non-accrual loans	$39,048	$23,567
Loans past due over 90 days and still accruing interest	473	—
Total nonperforming loans	$39,521	$23,567

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2019 and December 31, 2018, excluding purchased credit impaired loans:

	Non-accrual	Loans past due over 90 days still accruing
As of September 30, 2019
Residential real estate	$14,011	$ —
Commercial real estate	13,433	—
Land, development, construction	737	—
Comm., industrial & factored receivables	10,025	473
Consumer, other	842	—
Total	$39,048	$473

	Non-accrual	Loans past due over 90 days still accruing
As of December 31, 2018
Residential real estate	$11,488	$ —
Commercial real estate	8,445	—
Land, development, construction	795	—
Commercial and industrial	2,274	—
Consumer, other	565	—
Total	$23,567	$ —

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2019 and December 31, 2018, excluding purchased credit impaired loans. The increase in past due loans is primarily due to factored commercial receivables:

	Accruing Loans
As of September 30, 2019	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$2,480,415	$5,831	$4,402	$ —	$10,233	$2,456,171	$14,011
Commercial real estate	6,213,349	6,911	6,065	—	12,976	6,186,940	13,433
Land, development, construction	1,056,643	7,514	2,486	—	10,000	1,045,906	737
Comm., industrial & factored receivables	1,768,259	20,901	3,125	473	24,499	1,733,735	10,025
Consumer	250,088	2,245	1,338	—	3,583	245,663	842
	$11,768,754	$43,402	$17,416	$473	$61,291	$11,668,415	$39,048

	Accruing Loans
As of December 31, 2018	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
Residential real estate	$1,702,114	$5,730	$5,631	$ —	$11,360	$1,679,266	$11,488
Commercial real estate	4,454,098	10,840	4,607	—	15,446	4,430,207	8,445
Land, development, construction	635,562	661	4,022	—	4,683	630,084	795
Comm. & industrial	1,183,380	2,803	878	—	3,681	1,177,425	2,274
Consumer	203,686	1,061	271	—	1,332	201,789	565
	$8,178,840	$21,094	$15,408	$ —	$36,502	$8,118,771	$23,567

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of September 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding purchased credit-impaired loans accounted for pursuant to ASC Topic 310-30, is presented below.

	As of September 30, 2019
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$2,419,733	$32,027	$28,655	$ —
Commercial real estate	6,033,588	123,748	56,013	—
Land, development, construction	1,045,059	8,283	3,301	—
Comm., industrial & factored receivables	1,711,066	40,672	16,521	—
Consumer	248,725	175	1,188	—
Total	$11,458,171	$204,905	$105,678	$ —

	As of December 31, 2018
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$1,633,810	$41,522	$26,782	$ —
Commercial real estate	4,246,687	160,981	46,430	—
Land, development, construction	610,631	20,586	4,345	—
Comm. & industrial	1,137,272	40,836	5,272	—
Consumer	202,701	247	738	—
Total	$7,831,100	$264,172	$83,568	$ —

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

  The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in residential and consumer loans, excluding purchased credit impaired loans, based on payment activity as of September 30, 2019 and December 31, 2018:

As of September 30, 2019	Residential	Consumer
Performing	$2,466,404	$249,246
Nonperforming	14,011	842
Total	$2,480,415	$250,088

As of December 31, 2018	Residential	Consumer
Performing	$1,690,626	$203,121
Nonperforming	11,488	565
Total	$1,702,114	$203,686

Purchased Credit Impaired (“PCI”) loans:

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of September 30, 2019 and December 31, 2018. Contractually required principal and interest payments have been adjusted for estimated prepayments.

	September 30, 2019	December 31, 2018
Contractually required principal and interest	$260,420	$267,815
Non-accretable difference	(48,779)	(38,602)
Cash flows expected to be collected	211,641	229,213
Accretable yield	(68,659)	(70,242)
Carrying value of acquired loans	142,982	158,971
Allowance for loan losses	(233)	(191)
Carrying value less allowance for loan losses	$142,749	$158,780

The Company adjusted its estimates of future expected losses, cash flows and renewal assumptions during the current quarter. These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The Company reclassified $6,019, $4,529, $16,684 and $8,443 from non-accretable difference to accretable yield during the three and nine-month periods ending September 30, 2019 and 2018 to reflect its adjusted estimates of future expected cash flows.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three and nine-month periods ending September 30, 2019 and 2018.
Activity during the		Effect of	income	all other
three-month period ending September 30, 2019	June 30, 2019	acquisitions	accretion	adjustments	September 30, 2019
Contractually required principal and interest	$283,501	$ —	$ —	$(23,081)	$260,420
Non-accretable difference	(56,084)	—	—	7,305	(48,779)
Cash flows expected to be collected	227,417	—	—	(15,776)	211,641
Accretable yield	(70,114)	—	7,651	(6,196)	(68,659)
Carry value of acquired loans	$157,303	$ —	$7,651	$(21,972)	$142,982

Activity during the		Effect of	income	all other
nine-month period ending September 30, 2019	December 31, 2018	acquisitions	accretion	adjustments	September 30, 2019
Contractually required principal and interest	$267,815	$51,527	$ —	$(58,922)	$260,420
Non-accretable difference	(38,602)	(29,187)	—	19,010	(48,779)
Cash flows expected to be collected	229,213	22,340	—	(39,912)	211,641
Accretable yield	(70,242)	(3,724)	25,541	(20,234)	(68,659)
Carry value of acquired loans	$158,971	$18,616	$25,541	$(60,146)	$142,982

Activity during the		Effect of	income	all other
three-month period ending September 30, 2018	June 30, 2018	acquisitions	accretion	adjustments	September 30, 2018
Contractually required principal and interest	$285,576	$33,687	$ —	$(24,985)	$294,278
Non-accretable difference	(44,166)	(20,763)	—	5,496	(59,433)
Cash flows expected to be collected	241,410	12,924	—	(19,489)	234,845
Accretable yield	(67,460)	(1,492)	7,682	(5,904)	(67,174)
Carry value of acquired loans	$173,950	$11,432	$7,682	$(25,393)	$167,671

Activity during the		Effect of	income	all other
nine-month period ending September 30, 2018	December 31, 2017	acquisitions	accretion	adjustments	September 30, 2018
Contractually required principal and interest	$248,283	$122,392	$ —	$(76,397)	$294,278
Non-accretable difference	(13,183)	(58,927)	—	12,677	(59,433)
Cash flows expected to be collected	235,100	63,465	—	(63,720)	234,845
Accretable yield	(70,942)	(7,770)	26,496	(14,958)	(67,174)
Carry value of acquired loans	$164,158	$55,695	$26,496	$(78,678)	$167,671

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 8: Securities sold under agreement to repurchase

The Company enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these one-day borrowing arrangements. These short-term borrowings totaled $76,332 at September 30, 2019 compared to $57,772 at December 31, 2018.  The following table provides additional details for the periods presented.

	MBS	Municipal
As of September 30, 2019	Securities	Securities	Total
Market value of securities pledged	$114,711	$453	$115,164
Borrowings related to pledged amounts	76,150	182	76,332
Market value pledged as a % of borrowings	151%	249%	151%

As of December 31, 2018
Market value of securities pledged	$64,269	$437	$64,706
Borrowings related to pledged amounts	57,594	178	57,772
Market value pledged as a % of borrowings	112%	246%	112%

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

The Company’s primary reasons for the transaction were to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 14% and 13%, respectively, as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  The Company incurred no acquisition costs related to this transaction during the three and nine-month periods ending September 30, 2019. During the three and nine-month periods ending September 30, 2018, the Company incurred approximately $8,403 and $10,474 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

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

The Company’s primary reasons for the transaction were to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 33% and 32%, respectively, as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  The Company incurred no acquisition costs related to this transaction during the three and nine-month periods ending September 30, 2019. During the three and nine-month periods ending September 30, 2018, the Company incurred approximately $ 5,737 and $11,527 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

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

The Company’s primary reasons for the transaction were to expand its franchise into Georgia and Alabama, as well as the Panhandle area of Florida, and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 24% as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three and nine-month periods ending September 30, 2019, the Company incurred approximately $178 and $6,164 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $197,648 which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date .

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

Acquisition of National Commerce Corporation

On April 1, 2019, the Company completed its acquisition of NCOM whereby NCOM merged with and into the Company. Pursuant to and simultaneously with the merger of NCOM with and into the Company, NCOM’s wholly owned subsidiary bank, National Bank of Commerce, merged with and into the Company’s subsidiary bank, CenterState Bank, N.A. As a result of that merger, the Bank acquired a controlling 70% interest in CBI, and its factoring subsidiary, Corporate Billing.  Effective September 30, 2019, the Company purchased the 30% noncontrolling interest of CBI for $11,400.  The undistributed earnings attributable to the noncontrolling interest at period-end September 30, 2019 payable to the noncontrolling interest were subsequently distributed in October 2019.

The Company’s primary reasons for the transaction were to further expand its franchise into Georgia and Alabama, further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 36% and 37% as compared with the balances at December 31, 2018 and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three and nine-month periods ending September 30, 2019, the Company incurred approximately $16,816 and $32,934 of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The Company recognized goodwill on this acquisition of $401,538 which is nondeductible for tax purposes as this acquisition is a nontaxable transaction. The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date. Fair value estimates are based on the information available, and are subject to change for up to one

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Fair value estimates are deemed preliminary due to other borrower financial information and pending corporate tax returns.

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

In the acquisition, the Company acquired $3,327,850 of loans at fair value, net of $61,384, or 1.8%, estimated discount to the outstanding principal balance, representing 39.9% of the Company’s total loans at December 31, 2018. Of the total loans acquired, management identified $18,616 with credit deficiencies. All loans that were on non-accrual status including accruing loans that are 90

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

days or more past due that should be recognized as non-accrual, all substandard loans or all loans with impaired collateral value including TDRs and all loans under litigation were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30. No TDRs were acquired from the NCOM transaction.

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

Pro-forma information

Pro-forma data for the three and nine-month periods ending September 30, 2018 listed in the table below presents pro-forma information as if the Charter and NCOM acquisitions occurred at the beginning of 2018. Pro-forma data for the nine-month period ending September 30, 2019 listed in the table below presents pro-forma information as if the NCOM acquisition occurred at the beginning of 2018.

	Three months ended September 30,	Nine months ended September 30,
	2018	2019	2018
Net interest income	$156,813	$469,033	$462,063
Net income available to common shareholders	$66,165	$191,039	$173,554
EPS - basic	$0.52	$1.48	$1.39
EPS - diluted	$0.51	$1.47	$1.37

The disclosures regarding the results of operations for NCOM and Charter subsequent to their respective acquisition dates are omitted as this information is not practical to obtain. Although the Company did not convert Charter’s core system in the third quarter of 2018 or did not convert NCOM’s core system until the third quarter of 2019, the majority of the fixed costs and purchase accounting entries were booked on the Company’s core system making it impractical to determine Charter or NCOM’s results of operation on a stand-alone basis.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 10:  Interest Rate Swap Derivatives

Fair Value Hedge

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates.  Under these agreements, the Company enters into a variable rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s variable rate loan into a fixed rate.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  At September 30, 2019 and December 31, 2018, the notional amount of such arrangements were $8,708,053 and $5,743,283, respectively. The Company pledged $454,983 and $28,345 of cash as collateral to the third party dealers at September 30, 2019 and December 31, 2018, respectively.  As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the interest rate swap derivative instruments is as follows:

	September 30, 2019	December 31, 2018
Notional amount	$8,708,053	$5,743,283
Weighted average pay rate on interest-rate swaps	3.37%	3.64%
Weighted average receive rate on interest rate swaps	3.37%	3.64%
Weighted average maturity (years)	11	11
Fair value of interest rate swap derivatives (asset)	$367,950	$92,475
Fair value of interest rate swap derivatives (liability)	$369,601	$92,892

Cash Flow Hedge

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are utilized to manage interest rate risk associated with the Company's variable rate borrowings entered during the second quarter of 2019. The Company recognizes interest rate swaps as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets.

The interest rate swap contract entered during the second quarter of 2019 on a variable rate borrowing was designated as a cash flow hedge and was negotiated over the counter. The contract was entered into by the Company with a counterparty and the specific agreement of terms were negotiated, including the amount, interest rate and maturity.

The following table reflects the cash flow hedge included in the Condensed Consolidated Balance Sheets as of September 30, 2019:

September 30, 2019
Notional amount	$150,000
Fair value of interest rate swap derivatives (asset)	—
Fair value of interest rate swap derivatives (liability)	2,288

The following table presents the net unrealized holding losses recorded in Accumulated Other Comprehensive Income on the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Income and Comprehensive Income relating to the cash flow derivative instrument for the nine-month period ended September 30, 2019:

September 30, 2019
	Amount of	Amount of gain / (loss)	Location of gain / (loss)
	loss	reclassified from OCI	reclassified from AOCI
	recognized in OCI	to interest income	to income
Interest rate contracts - pay fixed, receive floating	$(1,388)	$ —	Interest expense: Federal funds purchased and other borrowings

During the three and nine-month ended September 30, 2019, the derivative position designed as a cash flow hedge was not      discontinued and none of the losses reported in Accumulated Other Comprehensive Income were reclassified into earnings as a result of the discontinuance of a cash flow hedge or because of the early extinguishment of the borrowing.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Three-month period ended	Nine-month period ended
	September 30, 2019	September 30, 2019
Amortization of ROU Assets - Finance Leases	$55	$141
Interest on Lease Liabilities - Finance Leases	109	318
Operating Lease Cost (Cost resulting from lease payments)	2,046	5,377
Variable Lease Cost (Cost excluded from lease payments)	340	899
Total Lease Cost	$2,550	$6,735
Finance Lease - Operating Cash Flows	78	229
Finance Lease - Financing Cash Flows	74	220
Operating Lease - Operating Cash Flows (Fixed Payments)	2,123	5,427
Operating Lease - Operating Cash Flows (Liability Reduction)	2,597	5,398
New ROU Assets - Operating Leases	1,977	37,594
Weighted Average Lease Term (Years) - Finance Leases		11.15
Weighted Average Lease Term (Years) - Operating Leases		7.56
Weighted Average Discount Rate - Finance Leases		5.83%
Weighted Average Discount Rate - Operating Leases		3.35%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of September 30, 2019 is as follows:

September 30, 2019
Operating lease payments due:
Within one year	$7,447
After one but within two years	6,629
After two but within three years	5,342
After three but within four years	4,354
After four years but within five years	3,534
After five years	12,130
Total undiscounted cash flows	39,436
Discount on cash flows	(4,891)
Total operating lease liabilities	$34,545

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

	Three-month period ended	Nine-month period ended
	September 30, 2019	September 30, 2019
Operating Lease Income from Lease Payments	$455	$1,241
Direct Financing Lease Income	125	426
Total Lease Income	$580	$1,667

Net Investment in Direct Financing Leases	$15,344
Unguaranteed Residual Assets	—
Deferred Selling Profit on Direct Financing Leases	—

Maturity Analysis of Operating Lease Receivables
0 - 12 Months	$1,942
13 - 24 Months	1,902
25 - 36 Months	1,729
37 - 48 Months	286
48 - 60 Months	17
Over 60 Months	—

Maturity Analysis of Finance Lease Receivables
0 - 12 Months	$1,392
13 - 24 Months	1,526
25 - 36 Months	1,446
37 - 48 Months	1,340
48 - 60 Months	1,339
Over 60 Months	12,366

NOTE 12:  Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available for sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company formed a CECL committee to assist with the implementation process. It has selected a third-party vendor to assist with the allowance for credit loss methodology as well as advisory services related to the implementation of the amendments of ASU 2016-13.  The Company continues to work with the third-party vendor to evaluate the impact to the Company’s consolidated financial statements including evaluating the impact from the loans acquired from the recent acquisitions.  Management has decided on a discounted cash flow model and is in the model validation stage.  In addition, the Company is working on controls, finalizing assumptions and forecasts and building the qualitative framework.  The standard will add new disclosures related to factors that influenced

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

management’s estimate, including current expected credit losses, the changes in those factors, and reasons for the changes as well as the method applied to revert to historical credit loss experience. The Company expects to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, has not yet determined the magnitude of any such one-time adjustment or the overall impact on the Company’s Financial Statements.

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

NOTE 13: Subsequent Events

As of October 30, 2019, subsequent to the third quarter of 2019, the Company repurchased an additional 959 thousand common shares pursuant to an ongoing 10b-5 repurchase plan at a volume-weighted average price of $23.48.  The total year-to-date share repurchases represents approximately 4.4% of total outstanding shares.  Approximately 797 thousand shares remain under the Company’s existing repurchase authorization.

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

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

Overview

Our total assets increased approximately 41% from December 31, 2018 to September 30, 2019, to approximately $17.4 billion.  Loan growth during the period, excluding the NCOM acquisition, was $248,052, or 3% annualized, and deposit growth was $398,995, or 5% annualized.  Our loan to deposit ratio was 89.2% and 88.0% at September 30, 2019 and December 31, 2018, respectively.

Due to consolidated assets in excess of $10 billion, the Company is now subject to additional regulations and oversight that has affected our revenues and expenses. Such regulations and oversight include increased expectations with respect to risk management internal audit, and information security, enhanced stress testing as a component of liquidity and capital planning, transfer of examination over compliance with consumer and small business laws from the Office of the Comptroller of the Currency to the Consumer Financial Protection Bureau (“CFPB”), increased deposit insurance premium assessments based on a new scorecard issued by the FDIC, and no longer being exempt from the requirements of the Federal Reserve’s rules limiting certain  interchange transaction fees for debit cards on institutions over $10 billion in assets. We have expended and expect to continue to expend additional resources to comply with these and other additional applicable regulatory requirements. Increased deposit insurance assessments can result in increased expense related to our use of deposits as a funding source. Likewise, a reduction in the amount of interchange fees we receive for electronic debit interchange has reduced our revenues. Finally, a failure to meet prudential risk management and capital planning standards or compliance with consumer lending laws could, among other things, limit our ability to engage in expansionary activities or make dividend payments to our shareholders.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $238,470 at September 30, 2019 (approximately 1% of total assets) compared to $231,981 at December 31, 2018 (approximately 2% of total assets). We use our available for sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Available for sale debt investments

Available for sale debt securities, consisting primarily of U.S. government sponsored enterprises and municipal tax exempt securities, were $1,779,956 at September 30, 2019 (approximately 10% of total assets) compared to $1,727,348 at December 31, 2018 (approximately 14% of total assets), an increase of $52,608, which was mainly attributable to a combination of securities sold of $108,465, paydowns received on MBSs of $208,503, net of securities acquired from the NCOM acquisition of $178,488, purchases of $139,497 and unrealized holding gains of $59,140 during current year. We use our available for sale debt securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and FRB deposits.” We classify the majority of our securities as “available for sale debt securities” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  Our available for sale debt securities are carried at fair value.

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

	Three-month periods ended		Nine-month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning balance	$651	$1,848	$1,737	$6,777
Purchases	66,124	47,011	117,815	234,190
Proceeds from sales	(62,553)	(48,849)	(115,384)	(240,979)
Net realized gain on sales	64	(10)	118	12
Net unrealized loss	(13)	—	(13)	—
Ending balance	$4,273	$ —	$4,273	$ —

Held to maturity debt investments

At September 30, 2019, we had $207,209 (unamortized cost basis) of securities with an estimated fair value of $213,168, resulting in a net unrecognized gain of $5,959, compared to $216,833 (unamortized cost basis) of securities with an estimated fair value of $212,179 and a net unrecognized loss of $4,654 at December 31, 2018.  This portfolio generally holds longer-term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

Loans held for sale

We also have a mortgage loans held for sale portfolio, whereby we originate single family home loans and sell those mortgages into the secondary market, servicing released. The Company accounts for these loans under the fair value option with changes in fair value recognized in current period earnings.  At the date of funding of the loan, the funded amount of the loan, the relative derivative asset or liability of the associated interest rate lock commitment, less direct costs, becomes the initial recorded investment in the loan held for sale.  Such amount approximates the fair value of the loan. Net gains from changes in estimated fair value of mortgage loans held for sale were $839 and $723 at September 30, 2019 and 2018, respectively. Gains and losses on the sale of mortgage loans held for sale and changes in fair value are included as a components of mortgage banking revenue which are reported in non-interest income in our Condensed Consolidated Statement of Income and Comprehensive Income. The table below presents the activity in this portfolio for the periods indicated.

	Three-month periods ended		Nine-month periods ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning balance	$95,108	$36,366	$40,399	$19,647
Effect from acquisitions	—	2,835	14,588	8,959
Loans originated	365,807	91,910	757,942	242,226
Proceeds from sales	(345,101)	(94,226)	(708,720)	(238,613)
Net change in fair value	(102)	1	839	723
Net realized gain on sales	9,470	2,668	20,134	6,612
Ending balance	$125,182	$39,554	$125,182	$39,554

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of our net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the nine-month period ending September 30, 2019, were $10,693,353 or 80.7% of average earning assets, as compared to $7,096,550 or 78.0% of average earning assets, for the nine-month period ending September 30, 2018. Total loans at September 30, 2019 and December 31, 2018 were $11,916,406 and $8,340,504, respectively. This represents a loan to total asset ratio of 68.4% and 67.6% and a loan to deposit ratio of 89.2% and 88.0%, at September 30, 2019 and December 31, 2018, respectively.

Non-PCI loans

At September 30, 2019, we have total non-PCI loans of $11,773,424.  Total new loans originated during the nine-month period ended September 30, 2019 were approximated $2.3 billion, of which $1.5 billion were funded at the time of origination. About 30% of funded loan origination was non-owner occupied commercial real estate (“CRE”); 17% owner occupied CRE, 20% single family residential, 16% commercial and industrial (“C&I”), 13% land, development & construction and 4% were all other. Approximately 27% of the funded loan production was floating rate, 24% was other variable rate and 49% was fixed rate.  The weighted average tax equivalent interest rate on funded loans was approximately 5.01% during the nine-month period.  The loan origination pipeline is approximately $1.2 billion at September 30, 2019 compared to $683 million at December 31, 2018.

The graph below summarizes new loan originations and funded loan production, excluding acquired loans purchased pursuant to acquisitions, over the past nine quarters.

PCI loans

Total Purchased Credit Impaired (“PCI”) loans at September 30, 2019 were $142,982 compared to $158,971 at December 31, 2018.

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

Total loans at September 30, 2019 were $11,916,406. Of this amount, approximately 83.0% are collateralized by real estate, 14.9% are commercial non real estate loans and the remaining 2.1% are consumer and other non real estate loans. We have $2,530,119 of single family residential loans which represents about 21.2% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 52.9% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	September 30, 2019	December 31, 2018
Loans excluding PCI loans
Real estate loans
Residential	$2,480,415	$1,702,114
Commercial	6,213,349	4,454,098
Land, development and construction	1,056,643	635,562
Total real estate	9,750,407	6,791,774
Commercial, industrial & factored receivables	1,768,259	1,183,380
Consumer and other loans	250,088	203,686
Loans before unearned fees and deferred cost	11,768,754	8,178,840
Net unearned fees and costs	4,670	2,693
Total loans excluding PCI loans	11,773,424	8,181,533
PCI loans (note 1)
Real estate loans
Residential	49,704	58,804
Commercial	84,076	87,336
Land, development and construction	5,058	7,028
Total real estate	138,838	153,168
Commercial and industrial	4,007	5,594
Consumer and other loans	137	209
Total PCI loans	142,982	158,971
Total loans	11,916,406	8,340,504
Allowance for loan losses for loans that are not PCI loans	(41,758)	(39,579)
Allowance for loan losses for PCI loans	(233)	(191)
Total loans, net of allowance for loan losses	$11,874,415	$8,300,734
note 1:	PCI loans are accounted for pursuant to ASC Topic 310-30.

The table below summarizes the Company’s loan mix for the periods presented.

	September 30, 2019	December 31, 2018
Originated Loans
Real estate loans
Residential	$1,011,871	$807,372
Commercial	2,677,928	2,058,039
Land, development and construction loans	521,273	278,121
Total real estate loans	4,211,072	3,143,532
Commercial, industrial & factored receivables	1,107,190	811,605
Consumer and other loans	171,806	150,826
Total loans before unearned fees and costs	5,490,068	4,105,963
Unearned fees and costs	4,670	2,693
Total originated loans	5,494,738	4,108,656

Acquired Loans (1)
Real estate loans
Residential	1,468,544	894,742
Commercial	3,535,421	2,396,059
Land, development and construction loans	535,370	357,441
Total real estate loans	5,539,335	3,648,242
Commercial, industrial & factored receivables	661,069	371,775
Consumer and other loans	78,282	52,860
Total acquired loans	6,278,686	4,072,877

PCI loans
Real estate loans
Residential	49,704	58,804
Commercial	84,076	87,336
Land, development and construction loans	5,058	7,028
Total real estate loans	138,838	153,168
Commercial and industrial	4,007	5,594
Consumer and other loans	137	209
Total PCI loans	142,982	158,971

Total Loans	$11,916,406	$8,340,504
note 1:	Acquired loans include the non-PCI loans purchased pursuant to the following acquisitions:
•	Branch and loan transaction from TD Bank (year 2011);
•	Federal Trust Bank acquisition (year 2011);
•	Gulfstream Business Bank acquisition (year 2014);
•	First Southern Bank acquisition (year 2014);
•	Community Bank of South Florida acquisition (year 2016);
•	Hometown of Homestead Banking Company acquisition (year 2016);
•	Platinum Bank Holding Company (year 2017);
•	Gateway Financial Holdings of Florida, Inc. (year 2017);
•	Sunshine Bancorp, Inc. (year 2018);
•	HCBF Holding Company, Inc. (year 2018);
•	Charter Financial Corporation (year 2018); and
•	National Commerce Corporation (year 2019)

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

In the table below, we have shown the components, as discussed above, of our allowance for loan losses at September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018			increase (decrease)
	Loan	ALLL		Loan	ALLL		Loan	ALLL
	balance	balance	%	balance	balance	%	balance	balance
Originated loans	$5,479,813	$36,921	0.67%	$4,096,828	$36,105	0.88%	$1,382,985	$816	(21)	bps
Impaired originated loans	14,925	1,204	8.07%	11,828	878	7.42%	3,097	326	65	bps
Total originated loans	5,494,738	38,125	0.69%	4,108,656	36,983	0.90%	1,386,082	1,142	(21)	bps

Acquired loans (1)	6,263,910	1,538	0.02%	4,069,005	1,858	0.05%	2,194,905	(320)	(3)	bps
Impaired acquired loans (2)	14,776	2,095	14.18%	3,872	738	19.06%	10,904	1,357	(488)	bps
Total acquired loans	6,278,686	3,633	0.06%	4,072,877	2,596	0.06%	2,205,809	1,037	—	bps

Total non-PCI loans	11,773,424	41,758		8,181,533	39,579		3,591,891	2,179
PCI loans	142,982	233		158,971	191		(15,989)	42
Total loans	$11,916,406	$41,991		$8,340,504	$39,770		$3,575,902	$2,221

note 1:These are performing acquired loans that were recorded at estimated fair value on the related acquisition dates.  The total net unamortized fair value adjustment at September 30, 2019 was approximately $64,848 or 1.0% of the aggregate outstanding related loan balances.  Acquired loans currently include performing loans acquired from the TD Bank acquisition (year 2011), the Federal Trust Bank acquisition (year 2011), the Gulfstream Bank acquisition (year 2014), the First Southern Bank acquisition (year 2014), the Community Bank acquisition (year 2016), the 1st National Bank of South Florida acquisition (year 2016), the Platinum Bank acquisition (year 2017), the Gateway Bank acquisition (year 2017), the Sunshine Bank acquisition (year 2018), the Harbor Community Bank acquisition (year 2018), the CharterBank acquisition (year 2018) and the National Bank of Commerce acquisition (year 2019).

note 2:These are loans that were acquired as performing loans that subsequently became impaired.

The general loan loss allowance relating to originated loans increased by $816. Net changes resulting from a mixture of decreases and increases in the Company’s various two-year historical loss factors and qualitative factors affected the net change in the general loan loss allowance.

The general loan loss allowance relating to acquired loans (non-impaired loans) decreased by $320 due to a decrease in loans outstanding of $1,114,329, excluding acquisition date loan balances from the NCOM acquisition. At September 30, 2019 the non-impaired loans acquired from the NCOM acquisition were approximately $2.9 billion. These loans were recorded at estimated fair value at acquisition date. As such, there is no allowance for loan losses associated with these loans as of September 30, 2019.

The specific loan loss allowance (impaired loans) for both originated loans and acquired loans is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  Total impaired loans at September 30, 2019 totaled $29,701 ($14,925 originated impaired loans plus $14,776 acquired impaired loans).  The increase in the specific allowance relating to impaired acquired loans was primarily due to an increase in acquired loans from prior to 2019 acquisitions that have subsequently become impaired during the current year.

The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.  The Company’s impaired loans have been written down by $1,798 to $29,701 ($26,402 when the $3,299 specific allowance is considered) from their legal unpaid principal balance outstanding of $31,499.  In the aggregate, total impaired loans have been written down to approximately 84% of their legal unpaid principal balance, and non-performing impaired loans have been written down to approximately 81% of their legal unpaid principal balance.  Approximately $7,365 of the Company’s impaired loans, or 25% of total impaired loans, are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans are accounted for pursuant to ASC Topic 310-30.  PCI loan pools are evaluated for impairment each quarter.  If a pool is impaired, an allowance for loan loss is recorded. PCI loans had a remaining unpaid principal balance of $209,830 and unamortized fair value adjustment of $66,848, which represents 32% of unpaid principal balance, at September 30, 2019.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at September 30, 2019. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future.

The tables below summarize the changes in allowance for loan losses during the periods presented.

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Three-month ended September 30, 2019
Balance at beginning of period	$40,455	$198	$40,653
Loans charged-off	(3,961)	—	(3,961)
Recoveries of loans previously charged-off	1,607	—	1,607
Net charge-offs	(2,354)	—	(2,354)
Provision for loan losses	3,657	35	3,692
Balance at end of period	$41,758	$233	$41,991

Three-month ended September 30, 2018
Balance at beginning of period	$37,209	$275	$37,484
Loans charged-off	(1,178)	—	(1,178)
Recoveries of loans previously charged-off	555	—	555
Net recoveries	(623)	—	(623)
Provision for loan losses	2,009	(59)	1,950
Balance at end of period	$38,595	$216	$38,811

	Allowance for loan losses for loans that are not PCI loans	Allowance for loan losses on PCI loans	Total
Nine-month ended September 30, 2019
Balance at beginning of period	$39,579	$191	$39,770
Loans charged-off	(8,733)	—	(8,733)
Recoveries of loans previously charged-off	3,417	—	3,417
Net charge-offs	(5,316)	—	(5,316)
Provision for loan losses	7,495	42	7,537
Balance at end of period	$41,758	$233	$41,991

Nine-month ended September 30, 2018
Balance at beginning of period	$32,530	$295	$32,825
Loans charged-off	(2,170)	—	(2,170)
Recoveries of loans previously charged-off	1,898	75	1,973
Net recoveries	(272)	75	(197)
Provision for loan losses	6,337	(154)	6,183
Balance at end of period	$38,595	$216	$38,811

The increase in charge-offs during the current quarter compared to the comparable period prior year is mainly attributable to one loan relationship, which management believes is not indicative of the health of the overall loan portfolio.

Nonperforming loans and nonperforming assets

Non-performing loans exclude PCI loans and are defined as non-accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Non-performing loans, as defined above, as a percentage of total non-PCI loans, were 0.34% at September 30, 2019, compared to 0.29% at December 31, 2018.

Non-performing assets (which we define as non-performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $46,337 at September 30, 2019, compared to $26,826 at December 31, 2018. Non-performing assets as a percentage of total assets were 0.27% at September 30, 2019, compared to 0.22% at December 31, 2018.

The table below summarizes selected credit quality data at the dates indicated.

	September 30, 2019	December 31, 2018
Non-accrual loans (note 1)	$39,048	$23,567
Accruing loans 90 days or more past due (note 1)	473	—
Total non-performing loans ("NPLs") (note 1)	39,521	23,567
Other real estate owned ("OREO")	6,558	2,909
Repossessed assets other than real estate ("ORAs") (note 1)	258	350
Total NPAs	$46,337	$26,826

NPLs as percentage of total loans (note 1)	0.34%	0.29%
NPAs as percentage of total assets	0.27%	0.22%
NPAs as percentage of loans and OREO and ORAs (note 1)	0.39%	0.33%
30-89 days past due accruing loans as percentage of total loans (note 1)	0.52%	0.45%
Allowance for loan losses as percentage of NPLs (note 1)	106%	168%
note 1:	Excludes PCI loans.

As shown in the table above, the largest component of non-performing loans is non-accrual loans. As of September 30, 2019, the Company had non-accrual loans with an aggregate book value of $39,048 compared to December 31, 2018 when an aggregate book value of $23,567 was reported. The increase in non-accrual loans is mainly attributable SBA loans, with minimal potential loss to the Company, that were repurchased during the third quarter of 2019 and small-dollar commercial and industrial loans.

The second largest component of non-performing assets after non-accrual loans is OREO. At September 30, 2019, total OREO was $6,558 compared to $2,909 at December 31, 2018.  OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income.

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non-accrual basis, even if the borrower is current with his/her contractual payments, and will remain on non-accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At September 30, 2019, we identified a total of $29,701 in impaired loans, excluding PCI loans. A specific valuation allowance of $3,299 has been attached to $12,693 of impaired loans included in the total $29,701 of identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $29,701, has been partially charged down by $1,798 from their aggregate legal unpaid balance of $31,499.

The table below summarizes impaired loan data for the periods presented.

	September 30, 2019	December 31, 2018
Impaired loans with a specific valuation allowance	$12,693	$5,731
Impaired loans without a specific valuation allowance	17,008	9,969
Total impaired loans	$29,701	$15,700

Performing TDRs (these are not included in NPLs)	$8,375	$8,475
Non performing TDRs (these are included in NPLs)	5,156	1,002
Total TDRs	13,531	9,477
Impaired loans that are not TDRs	16,170	6,223
Total impaired loans	$29,701	$15,700

The increase in impaired loans, which includes TDRs, is mainly attributable to government guaranteed loans, with minimal potential loss to the Company that were repurchased during the third quarter of 2019.

Bank premises and equipment

Bank premises and equipment was $295,860 at September 30, 2019 compared to $227,454 at December 31, 2018, an increase of $68,406 or 30.1%, primarily due to the NCOM acquisition in April 2019.  Effective January 1, 2019, the Company adopted ASU 842 resulting in the reclassification of $1,353 of branch real estate to ROU Lease Assets as reported on the Company’s Condensed Consolidated Balance Sheet.

A summary of our bank premises and equipment for the period end indicated is presented in the table below.

	September 30, 2019	December 31, 2018
Land	$90,098	$72,487
Land improvements	1,496	1,381
Buildings	173,005	130,424
Leasehold improvements	18,833	13,655
Furniture, fixtures and equipment	63,875	45,056
Construction in progress	11,624	15,491
Subtotal	358,931	278,494
Less: accumulated depreciation	63,071	51,040
Total	$295,860	$227,454

We transfer branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell. We transferred $6,450, before impairment charges, of branch real estate to held for sale during the nine-month period ending September 30, 2019.  Our branch real estate held for sale at September 30, 2019 and December 31, 2018 were $29,650 and $25,080, respectively, a net increase of $4,570.  The net increase is primarily due to transfers of bank properties acquired from NCOM of $12,436 and transfers of $4,343, net of impairment charges, of branch real estate, which were offset by net proceeds of $13,455 received on 14 properties held for sale sold during the nine-month period ending September 30, 2019.

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

ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The most significant effects related to the recognition of new ROU assets and lease liabilities on the Company’s balance sheet for our real estate operating leases and, to a much lesser extent, various equipment operating leases. The Company leases certain properties and equipment under operating leases that resulted in the recognition of ROU lease assets of approximately $20,311 and lease liabilities of approximately $22,795 on the Company’s Condensed Consolidated Balance Sheets.  The one-time transition impact to retained earnings from measurement differences was approximately $1.1 million as disclosed on the Company’s Condensed Consolidated Statements of Changes in Stockholders’ Equity. The Company does not expect a significant change in future leasing activities as a result of ASC 842. In addition, the Company does not expect equipment leasing to become a significant source of revenue for the Company.

Interest Rate Swap Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable rate loan with a client in addition to a swap agreement. This swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap. The fair value of interest rate swap derivatives (asset component) was $367,950 at September 30, 2019 compared to $92,475 at December 31, 2018.  Out of the total fair value of interest rate swap derivatives (liability component) of $371,889, the fair value of interest swap derivatives on commercial loans was $369,601 at September 30, 2019 compared to $92,892 at December 31, 2018.

During the second quarter of 2019, the Company entered into an interest rate swap contract on a variable rate borrowing to manage interest rate risk associated with the borrowing. Under the agreement, the Company borrowed a variable rate note from the Federal Home Loan Bank and entered into a matching swap agreement with a counterparty in order to offset its exposure on the variable rate borrowing. The Company negotiated specific agreement of terms with the counterparty, including the amount, the interest rate, and the maturity. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the agreement. The Company controls the credit risk through monitoring procedures and does not expect the counterparty to fail its obligations. The Company only deals with primary dealers and believes that the credit risk inherent in this contract was not significant during the current quarter. Out of the total fair value of interest rate swap derivatives (liability component) of $371,889, the fair value of the fair value of interest rate swap derivatives on a variable rate borrowing (liability component) was $2,288 at September 30, 2019.

Deposits

Total deposits were $13,363,063 at September 30, 2019 compared to $9,477,336 at December 31, 2018.  The total deposits, excluding the NCOM acquisition, increased $398,995, or approximately 5% on an annualized basis.  The cost of interest bearing deposits in the current quarter was 1.06%, compared to 1.01% in the previous quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) in the current quarter was 0.74% compared to 0.70% in the previous quarter.  The table below summarizes the Company’s deposit mix for the periods presented.

		% of		% of
	September 30, 2019	total	December 31, 2018	total
Demand - non-interest bearing	$4,081,078	31%	$2,923,640	31%
Demand - interest bearing	2,430,149	18%	1,811,006	19%
Money market accounts	3,648,449	27%	2,216,571	23%
Savings deposits	780,052	6%	704,159	8%
Time deposits	2,423,335	18%	1,821,960	19%
Total deposits	$13,363,063	100%	$9,477,336	100%

Securities sold under agreement to repurchase

Our Bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the Bank pledges investment securities owned and under their control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $76,332 at September 30, 2019 compared to $57,772 at December 31, 2018.

Federal funds purchased

Federal funds purchased are overnight deposits including deposits from correspondent banks. At September 30, 2019 we had $259,077 of overnight correspondent bank deposits, compared to $244,360 in overnight correspondent bank deposits and $50,000 in other overnight federal funds purchased at December 31, 2018.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank (“FHLB”) advances or other borrowings. We had $250,000 in FHLB advances, $49,652 in subordinated notes (assumed from the Sunshine transaction closed on January 1, 2018 and from the NCOM transaction on April 1, 2019) and $15,000 in line of credit at September 30, 2019. In addition, the Company had a $160,000 letter of credit issued through the FHLB to support public funds under the Alabama SAFE program.  At December 31, 2018, the Company had $350,000 in FHLB advances and $11,000 in subordinated notes.

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

Total equity

The total equity at September 30, 2019, was $2,857,702, or 16.4% of total assets, compared to $1,971,344, or 16.0% of total assets at December 31, 2018. The increase in total equity was due to the following items:

Total stockholders' equity at December 31, 2018	$1,971,344
Net income	155,466
Cumulative adjustment pursuant to adoption of ASU 842	(1,093)
Dividends paid on common shares ($0.33 per share)	(38,634)
Net increase in market value of securities available for sale, net of deferred taxes	44,151
Net decrease in market value of interest rate swap, net of deferred taxes	(1,694)
Stock options exercised	2,552
Equity based compensation	4,426
Stock repurchase (4,763,170 shares, average price of $22.94 per share)	(109,290)
Stock issued pursuant to acquisition of NCOM	825,444
Stock options acquired and converted pursuant to NCOM acquisition	6,232
Noncontrolling interest from NCOM acquisition	12,002
Distributions paid to noncontrolling interest	(1,065)
Undistributed earnings payable to noncontrolling interest	(739)
Purchase of noncontrolling interest	(11,400)
Total equity at September 30, 2019	$2,857,702

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital and CET1 (as defined in the regulations) to risk-weighted assets. Management believes, as of September 30, 2019, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Selected consolidated capital ratios at September 30, 2019 and December 31, 2018 for the Company and the Bank are presented in the tables below.  The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

CenterState Bank Corporation (the Company)	Actual		Capital Adequacy		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2019
Total capital (to risk weighted assets)	$1,630,662	12.0%	$1,085,102	>8.0%	$545,560
Tier 1 capital (to risk weighted assets)	1,512,171	11.1%	813,826	>6.0%	698,345
Common equity Tier 1 capital (to risk weighted assets)	1,512,171	11.1%	610,370	>4.5%	901,801
Tier 1 capital (to average assets)	1,512,171	9.5%	633,975	>4.0%	878,196

December 31, 2018
Total capital (to risk weighted assets)	$1,183,229	12.7%	$745,543	>8.0%	$437,686
Tier 1 capital (to risk weighted assets)	1,143,459	12.3%	559,157	>6.0%	584,302
Common equity Tier 1 capital (to risk weighted assets)	1,104,959	11.9%	419,368	>4.5%	685,591
Tier 1 capital (to average assets)	1,143,459	10.0%	455,561	>4.0%	687,898

CenterState Bank, N.A.	Actual		Well Capitalized		Excess
	Amount	Ratio	Amount	Ratio	Amount
September 30, 2019
Total capital (to risk weighted assets)	$1,632,763	12.0%	$1,355,969	>10.0%	$276,794
Tier 1 capital (to risk weighted assets)	1,590,774	11.7%	1,084,775	>8.0%	505,999
Common equity Tier 1 capital (to risk weighted assets)	1,590,774	11.7%	881,380	>6.5%	709,394
Tier 1 capital (to average assets)	1,590,774	10.0%	792,089	>5.0%	798,685

December 31, 2018
Total capital (to risk weighted assets)	$1,177,082	12.6%	$931,254	>10.0%	$245,828
Tier 1 capital (to risk weighted assets)	1,137,315	12.2%	745,003	>8.0%	392,312
Common equity Tier 1 capital (to risk weighted assets)	1,137,315	12.2%	605,315	>6.5%	532,000
Tier 1 capital (to average assets)	1,137,315	10.0%	569,394	>5.0%	567,921

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

Overview

We recognized net income of $55,701 and net income attributable to CenterState Bank Corporation of $55,098 or $0.43 per share basic and diluted for the three-month period ended September 30, 2019, compared to net income and net income attributable to CenterState Bank Corporation of $37,985 or $0.43 per share basic and diluted for the same period in 2018.  A summary of the differences are listed in the table below.

	Sep. 30,	Sep. 30,	increase
Three-month periods ending:	2019	2018	(decrease)
Net interest income	$154,947	$101,853	$53,094
Provision for loan losses	3,692	1,950	1,742
Net interest income after loan loss provision	151,255	99,903	51,352

Correspondent banking and capital markets division	21,018	8,296	12,722
All other non-interest income	27,470	18,808	8,662
Total non-interest income	48,488	27,104	21,384

Merger related expenses	16,994	10,395	6,599
All other non-interest expense	110,042	66,944	43,098
Total non-interest expense	127,036	77,339	49,697

Net income before provision for income taxes	72,707	49,668	23,039
Provision for income taxes	17,006	11,683	5,323
Net income before earnings attributable to noncontrolling interest	55,701	37,985	17,716
Earnings attributable to noncontrolling interest	603	—	603
Net income attributable to CenterState Bank Corporation	$55,098	$37,985	$17,113

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

Our strategy is to grow organically and by acquisition in the southeastern region.  In pursuing this strategy, we seek lending teams and companies that are culturally similar to us, that are experienced and are located in our markets or in markets close to us so we can achieve economies of scale.  During 2016, we established a new mortgage line of business led by an experienced mortgage lending team, and an SBA business and intend to grow those business lines in our markets, thus increasing our non-interest income.  In September 2018, we hired a team of mortgage professionals from State Bank and acquired State Bank’s mortgage loan pipeline. Mortgage banking revenue and SBA revenue combined increased $6,647 during the current quarter compared to the same period in 2018.

Net interest income/margin

Net interest income increased $53,094 or 52.1% to $154,947 during the three-month period ended September 30, 2019 compared to $101,853 for the same period in 2018. The $53,094 increase was the result of a $69,262 increase in interest income offset by $16,168 increase in interest expense.

Interest earning assets averaged $14,702,264 during the three-month period ended September 30, 2019 as compared to $9,438,654 for the same period in 2018, an increase of 55.8%, or $5,263,610. The yield on average interest earning assets increased 14 bps to 4.96% (13 bps to 4.98% tax equivalent basis) during the three-month period ended September 30, 2019, compared to 4.82% (4.85% tax equivalent basis) for the same period in 2018. The combined effects of the $5,263,610 increase in average interest earning assets and the 14 bps (13 bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $69,262 ($69,096 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $9,856,310 during the three-month period ended September 30, 2019 as compared to $6,235,669 for the same period in 2018, an increase of $3,620,641 or 58.1%. The cost of average interest bearing liabilities was 1.17% during the three-month period ended September 30, 2019, compared to 0.82% for the same period in 2018. The effect of the $3,620,641 increase in average interest bearing liabilities and the 35 bps increase in cost of funds resulted in the $16,168 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three-month periods ended September 30, 2019 and 2018 on a tax equivalent basis.

	Three months ended September 30,
	2019			2018
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Originated loans, excluding PCI (notes 1, 2 and 8)	$5,301,936	$67,989	5.09%	$3,654,508	$43,412	4.71%
Acquired loans, excluding PCI (notes 8 and 9)	6,482,939	91,127	5.58%	3,641,692	50,845	5.54%
PCI loans (note 10)	147,099	7,652	20.64%	167,640	7,682	18.18%
Securities - taxable	1,759,629	11,741	2.65%	1,540,686	10,145	2.61%
Securities - tax exempt (note 8)	220,026	1,933	3.49%	208,663	1,874	3.56%
Fed funds sold and other (note 3)	790,635	3,974	1.99%	225,465	1,362	2.40%
Total interest earning assets	14,702,264	184,416	4.98%	9,438,654	115,320	4.85%

Allowance for loan losses	(40,565)			(37,406)
All other assets	2,530,607			1,544,725
Total assets	$17,192,306			$10,945,973

Interest bearing deposits (note 4)	$9,166,386	$24,464	1.06%	$5,611,103	$9,096	0.64%
Fed funds purchased	289,821	1,781	2.44%	229,948	1,192	2.06%
Other borrowings (notes 5 and 12)	367,481	2,191	2.37%	359,370	1,943	2.15%
Corporate debenture (note 11)	32,622	542	6.59%	35,248	579	6.52%
Total interest bearing liabilities	9,856,310	28,978	1.17%	6,235,669	12,810	0.82%
Demand deposits	4,004,554			2,900,679
Other liabilities	429,109			135,852
Total equity	2,902,333			1,673,773
Total liabilities and stockholders’ equity	$17,192,306			$10,945,973
Net interest spread (tax equivalent basis) (note 6)			3.81%			4.03%
Net interest income (tax equivalent basis)		$155,438			$102,510
Net interest margin (tax equivalent basis) (note 7)			4.19%			4.31%
note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $349 and $866 for the three-month periods ended September 30, 2019 and 2018.

note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock, Federal Home Loan Bank stock and other equity stocks.
note 4:

Includes interest-bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed below. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($1,218) and ($341) for the three-month periods ended September 30, 2019 and 2018.

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

note 9:   Interest income on acquired loans, excluding PCI, includes amortization of loan discounts of $8,151 and $4,762.

note 10:	PCI loans are accounted for pursuant to ASC 310-30. Interest income on PCI loans includes amortization of loan discounts of $5,418 and $5,371.
note 11:	Includes amortization of fair value adjustments related to various assumptions of corporate debentures of $88 and $88 for the three-month periods ended September 30, 2019 and 2018.

note 12: Includes accretion of fair value adjustments related to an assumption of subordinated debt of  $75 for the three-month period ended September 30, 2019.

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

Provision for loan losses

The provision for loan losses increased $1,742 to $3,692 during the three-month period ending September 30, 2019 compared to a provision expense of $1,950 for the comparable period in 2018. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The increase in our loan loss provision between the comparable periods is a result of an increase in non-impaired loan balances. See “Credit Quality and Allowance for Loan Losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the three-month ended September 30, 2019 was $48,488 compared to $27,104 for the comparable period in 2018. A summary of the differences are listed in the table below.

	Sep. 30,	Sep. 30,	$ increase	% increase
Three-month periods ending:	2019	2018	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$19,914	$7,258	$12,656	174.4%
Other correspondent banking related revenue (note 2)	1,104	1,038	66	6.4%
Mortgage banking revenue	9,444	3,188	6,256	196.2%
SBA revenue	1,411	1,020	391	38.3%
Service charges on deposit accounts	7,990	5,787	2,203	38.1%
Debit, prepaid, ATM and merchant card related fees	3,923	3,869	54	1.4%
Bank owned life insurance income	2,048	1,490	558	37.4%
Wealth management related revenue	801	676	125	18.5%
Gain on sale of bank properties held for sale	96	655	(559)	(85.3)%
Other non-interest income	1,757	2,123	(366)	(17.2)%
Total non-interest income	$48,488	$27,104	$21,384	78.9%
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

Income from correspondent banking capital markets division increased $12,656 due to higher interest rate swap revenue during the current quarter compared to the same period in 2018.  The decline in interest rates and the flattening of the yield curve led to strong demand from our correspondent bank customers for interest rate swaps in order to allow them to meet demand from our correspondent bank customers’ clients for longer-term fixed rate loans. Mortgage banking revenue increased $6,256 during the current quarter compared to the same period in 2018, which is primarily due to higher demand for mortgage loans due to the decline in interest rates leading to increased revenue from realized gains on the sale of loans held for sale.  Other increases in non-interest income between the periods presented are mainly attributable to the acquisitions of Charter, which was completed in September 2018 and NCOM, which was completed in April 2019.

Non-interest expense

Non-interest expense for the three-month ended September 30, 2019 increased $49,697, or 64.3%, to $127,036, compared to $77,339 for the same period in 2018. Components of our non-interest expenses are listed in the table below.

	Sep. 30,	Sep. 30,	$ increase	% increase
Three-month periods ending:	2019	2018	(decrease)	(decrease)
Salaries and wages	$57,796	$33,274	$24,522	73.7%
Incentive/bonus compensation	6,251	1,140	5,111	448.3%
Stock based compensation	1,111	1,012	99	9.8%
Employer 401K matching contributions	1,517	857	660	77.0%
Deferred compensation expense	478	180	298	165.6%
Health insurance and other employee benefits	4,818	3,491	1,327	38.0%
Payroll taxes	3,465	2,075	1,390	67.0%
Other employee related expenses	1,048	2,783	(1,735)	(62.3)%
Incremental direct cost of loan origination	(5,132)	(3,114)	(2,018)	64.8%
Total salaries, wages and employee benefits	71,352	41,698	29,654	71.1%

Gain on sale of OREO	(213)	(294)	81	(27.6)%
Valuation write down of OREO	65	170	(105)	(61.8)%
Loss (gain) on repossessed assets other than real estate	3	(9)	12	(133.3)%
Foreclosure and repossession related expenses	940	821	119	14.5%
Total credit related expenses	795	688	107	15.6%

Occupancy expense	7,729	5,428	2,301	42.4%
Depreciation of premises and equipment	3,887	2,439	1,448	59.4%
Supplies, stationary and printing	806	588	218	37.1%
Marketing expenses	1,765	1,493	272	18.2%
Data processing expense	5,182	2,729	2,453	89.9%
Legal, auditing and other professional fees	2,364	1,301	1,063	81.7%
Bank regulatory related expenses	635	1,367	(732)	(53.5)%
Postage and delivery	941	711	230	32.3%
Debit, prepaid, ATM and merchant card related expenses	1,382	972	410	42.2%
Amortization of intangibles	4,229	2,480	1,749	70.5%
Internet and telephone banking	900	768	132	17.2%
Operational write-offs and losses	1,196	509	687	135.0%
Correspondent accounts and Federal Reserve charges	424	265	159	60.0%
Conferences/Seminars/Education/Training	617	425	192	45.2%
Director fees	516	366	150	41.0%
Impairment of bank property held for sale	506	247	259	104.9%
Travel expenses	799	248	551	222.2%
Other expenses	4,017	2,222	1,795	80.8%
Subtotal	110,042	66,944	43,098	64.4%
Merger related expenses	16,994	10,395	6,599	63.5%
Total non-interest expense	$127,036	$77,339	$49,697	64.3%

The overall primary reason for the increase between the periods presented above relates to the increased salaries and wages, occupancy data processing expenses and increased amortization expense of intangibles due to acquisitions of Charter in September 2018 and NCOM in April 2019.

Provision for income taxes

We recognized income tax expense for the three-month period ended September 30, 2019 of $17,006 on pre-tax income, adjusted for earnings attributable to noncontrolling interest, of $72,104 (an effective tax rate of 23.6%, including the earnings allocated to noncontrolling interest) compared to an income tax expense of $11,683 on pre-tax income of $49,668 (an effective tax rate of 23.5%) for the comparable quarter in 2018.  The slight increase in the effective tax rate is primarily due to higher taxable income.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

Overview

We recognized net income of $155,466 and net income attributable to CenterState Bank Corporation of $154,264 or $1.31 per share basic and $1.30 per share diluted for the nine-month period ended September 30, 2019, compared to net income and net income attributable to CenterState Bank Corporation of $105,784 or $1.24 per share basic and $1.23 per share diluted for the same period in 2018.  A summary of the differences are listed in the table below.

	Sep. 30,	Sep. 30,	increase
Nine-month periods ending:	2019	2018	(decrease)
Net interest income	$427,803	$297,400	$130,403
Provision for loan losses	7,537	6,183	1,354
Net interest income after loan loss provision	420,266	291,217	129,049

Correspondent banking and capital markets division	41,552	23,495	18,057
Gain (loss) on sale of available for sale securities	12	(22)	34
All other non-interest income	74,167	49,258	24,909
Total non-interest income	115,731	72,731	43,000

Merger related expenses	39,098	33,244	5,854
All other non-interest expense	294,400	199,703	94,697
Total non-interest expense	333,498	232,947	100,551

Net income before provision for income taxes	202,499	131,001	71,498
Provision for income taxes	47,033	25,217	21,816
Net income before earnings attributable to noncontrolling interest	155,466	105,784	49,682
Earnings attributable to noncontrolling interest	1,202	—	1,202
Net income attributable to CenterState Bank Corporation	$154,264	$105,784	$48,480

The primary differences between the two periods presented above relate to the acquisitions of Charter, which was completed in September 2018, and NCOM, which was completed in the second quarter of 2019.  The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of loan growth and the acquisitions of Charter in September 2018 and NCOM in April 2019.  The increase in our “all other non-interest expense,” which represents the operating expenses of our commercial/retail banking segment, is primarily due to the acquisitions of Charter and NCOM.  These items along with others are discussed and analyzed below.

Our strategy is to grow organically and by acquisition in the southeastern region.  In pursuing this strategy, we seek lending teams and companies that are culturally similar to us, that are experienced and are located in our markets or in markets close to us so we can achieve economies of scale.  During 2016, we established a new mortgage line of business led by an experienced mortgage lending team, and an SBA business and intend to grow those business lines in our markets, thus increasing our non-interest income.  In September 2018, we hired a team of mortgage professionals from State Bank and acquired State Bank’s mortgage loan pipeline.   Mortgage banking revenue and SBA revenue combined increased $12,350 during the current period compared to the same period in 2018.

Net interest income/margin

Net interest income increased $130,403 or 43.8% to $427,803 during the nine-month period ended September 30, 2019 compared to $297,400 for the same period in 2018. The $130,403 increase was the result of a $173,009 increase in interest income and a $42,606 increase in interest expense.

Interest earning assets averaged $13,254,484 during the nine-month period ended September 30, 2019 as compared to $9,103,254 for the same period in 2018, an increase of $4,151,230, or 45.6%. The yield on average interest earning assets increased 24 bps to 5.06% (22 bps to 5.07% tax equivalent basis) during the nine-month period ended September 30, 2019, compared to 4.82% (4.85% tax equivalent basis) for the same period in 2018. The combined effects of the $4,151,230 increase in average interest earning assets and the 24 bps (22 bps tax equivalent basis) increase in yield on average interest earning assets resulted in the $173,009 ($172,638 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $8,873,834 during the nine-month period ended September 30, 2019 as compared to $5,974,015 for the same period in 2018, an increase of $2,899,819 or 48.5%. The cost of average interest bearing liabilities was 1.11% during the nine-month period ended September 30, 2019, compared to 0.69% for the same period in 2018. The effect of the

$2,899,819 increase in average interest bearing liabilities and the 42 bps increase in cost of funds resulted in the $42,606 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the nine-month periods ended September 30, 2019 and 2018 on a tax equivalent basis.

	Nine months ended September 30,
	2019			2018
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Originated loans, excluding PCI (notes 1, 2 and 8)	$4,779,000	$180,210	5.04%	$3,466,805	$114,895	4.43%
Acquired loans, excluding PCI (notes 8 and 9)	5,759,776	245,512	5.70%	$3,448,536	$148,732	5.77%
PCI loans (note 10)	154,577	25,541	22.09%	181,209	26,496	19.55%
Securities - taxable	1,862,188	36,766	2.64%	1,551,760	30,888	2.66%
Securities - tax exempt (note 8)	104,693	5,763	7.36%	208,872	5,518	3.53%
Fed funds sold and other (note 3)	594,250	9,093	2.05%	246,072	3718	2.02%
Total interest earning assets	13,254,484	502,885	5.07%	9,103,254	330,247	4.85%

Allowance for loan losses	(39,658)			(34,989)
All other assets	2,230,884			1,448,433
Total assets	$15,445,710			$10,516,698

Interest bearing deposits (note 4)	$8,251,321	$60,824	0.99%	$5,347,950	$20,900	0.52%
Fed funds purchased	280,008	5,233	2.50%	255,488	3,563	1.86%
Other borrowings (notes 5 and 12)	309,962	5,931	2.56%	337,461	5,022	1.99%
Corporate debenture (note 11)	32,543	1,669	6.86%	33,116	1,566	6.32%
Total interest bearing liabilities	8,873,834	73,657	1.11%	5,974,015	31,051	0.69%
Demand deposits	3,686,840			2,859,963
Other liabilities	288,735			111,682
Total equity	2,596,301			1,571,039
Total liabilities and stockholders’ equity	$15,445,710			$10,516,699
Net interest spread (tax equivalent basis) (note 6)			3.96%			4.16%
Net interest income (tax equivalent basis)		$429,228			$299,196
Net interest margin (tax equivalent basis) (note 7)			4.33%			4.39%

note 1:Loan balances are net of deferred origination fees and costs.

note 2:	Interest income on average loans includes amortization of loan fee recognition of $1,638 and $1,981 for the nine-month periods ended September 30, 2019 and 2018.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock, Federal Home Loan Bank stock and other equity stocks.
note 4:

Includes interest bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed below. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($2,960) and ($1,333) for the nine-month periods ended September 30, 2019 and 2018.

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

note 9:	Interest income on acquired loans, excluding PCI, includes amortization of loan discounts of $23,437 and $16,213.
note 10:	PCI loans are accounted for pursuant to ASC 310-30. Interest income on PCI loans includes amortization of loan discounts of $18,570 and $19,194.
note 11:	Includes amortization of fair value adjustments related to various acquisitions of corporate debentures of $263 and $263 for the nine-month periods ended September 30, 2019 and 2018.

note 12:   Includes accretion of fair value adjustments related to an assumption of subordinated debt of  $150 for the nine-month period ended September 30, 2019.

The primary reason for the decrease in our net interest margin (“NIM”) during the current period was due to an increase to the overall interest bearing liabilities offset by higher loan yields between the two periods presented above.  The increase in loan yields is due to the impact of loans acquired from Charter and NCOM and originating loans at higher yields.

Provision for loan losses

The provision for loan losses increased $1,354 to $7,537 during the nine-month period ending September 30, 2019 compared to a provision expense of $6,183 for the comparable period in 2018. Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach). In determining the adequacy of the allowance for loan losses, we consider the conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information. As these factors change, the level of loan loss provision changes.  The increase in our loan loss provision between the comparable periods is a result of an increase in non-impaired loan balances. See “Credit quality and allowance for loan losses” for additional information regarding the allowance for loan losses.

Non-interest income

Non-interest income for the nine-month period ended September 30, 2019 was $115,731 compared to $72,731 for the comparable period in 2018. A summary of the differences are listed in the table below.

	Sep. 30,	Sep. 30,	$ increase	% increase
Nine-month periods ending:	2019	2018	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$38,248	$20,156	$18,092	89.8%
Other correspondent banking related revenue (note 2)	3,304	3,339	(35)	(1.0)%
Mortgage banking revenue	20,440	8,406	12,034	143.2%
SBA revenue	3,351	3,035	316	10.4%
Service charges on deposit accounts	22,175	15,482	6,693	43.2%
Debit, prepaid, ATM and merchant card related fees	15,317	11,094	4,223	38.1%
BOLI income	5,744	4,258	1,486	34.9%
Wealth management related revenue	2,283	1,932	351	18.2%
Gain on sale of bank properties held for sale	1,175	1,745	(570)	(32.7)%
Other non-interest income	3,682	3,306	376	11.4%
Gain (loss) on sale of securities	12	(22)	34	(154.5)%
Total non-interest income	$115,731	$72,731	$43,000	59.1%
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

Income from correspondent banking capital markets division increased $18,092 due to higher interest rate swap revenue during the current period compared to the same period in 2018.  The decline in interest rates and the flattening of the yield curve led to strong demand from our correspondent bank customers for interest rate swaps in order to allow them to meet demand from our correspondent bank customers’ clients for longer-term fixed rate loans. Mortgage banking increased $12,034 during the current period compared to the same period in 2018, which is primarily due to higher demand for mortgage loans due to the decline in interest rates leading to increased revenue from realized gains on the sale of loans held for sale.  Other increases in non-interest income between the periods presented are mainly attributable to the acquisitions of Charter, which was completed in September 2018 and NCOM, which was completed in April 2019.

Non-interest expense

Non-interest expense for the nine-month ended September 30, 2019 increased $100,551, or 43.2%, to $333,498, compared to $232,947 for the same period in 2018. Components of our non-interest expenses are listed in the table below.

	Sep. 30,	Sep. 30,	$ increase	% increase
Nine-month periods ending:	2019	2018	(decrease)	(decrease)
Salaries and wages	$147,355	$95,499	$51,856	54.3%
Incentive/bonus compensation	18,013	8,286	9,727	117.4%
Stock based compensation	3,626	3,012	614	20.4%
Employer 401K matching contributions	4,192	2,495	1,697	68.0%
Deferred compensation expense	1,022	446	576	129.1%
Health insurance and other employee benefits	13,368	9,871	3,497	35.4%
Payroll taxes	10,005	6,935	3,070	44.3%
Other employee related expenses	2,805	4,366	(1,561)	(35.8)%
Incremental direct cost of loan origination	(13,125)	(6,636)	(6,489)	97.8%
Total salaries, wages and employee benefits	187,261	124,274	62,987	50.7%

Gain on sale of OREO	(229)	(1,193)	964	(80.8)%
Valuation write down of OREO	230	464	(234)	(50.4)%
(Gain) loss on repossessed assets other than real estate	(68)	10	(78)	(780.0)%
Foreclosure and repossession related expenses	2,351	2,056	295	14.3%
Total credit related expenses	2,284	1,337	947	70.8%

Occupancy expense	21,083	15,264	5,819	38.1%
Depreciation of premises and equipment	10,287	7,036	3,251	46.2%
Supplies, stationary and printing	2,376	1,682	694	41.3%
Marketing expenses	5,582	4,332	1,250	28.9%
Data processing expense	14,363	10,687	3,676	34.4%
Legal, auditing and other professional fees	5,912	3,564	2,348	65.9%
Bank regulatory related expenses	4,325	3,586	739	20.6%
Postage and delivery	2,829	2,145	684	31.9%
Debit, prepaid, ATM and merchant card related expenses	4,139	2,596	1,543	59.4%
Amortization of intangibles	11,478	7,029	4,449	63.3%
Internet and telephone banking	2,779	2,376	403	17.0%
Operational write-offs and losses	2,768	1,365	1,403	102.8%
Correspondent accounts and Federal Reserve charges	1,161	787	374	47.5%
Conferences/Seminars/Education/Training	1,811	912	899	98.6%
Impairment of bank property held for sale	928	2,587	(1,659)	(64.1)%
Director fees	1,297	882	415	47.1%
Travel expenses	1,746	674	1,072	159.1%
Other expenses	9,991	6,588	3,403	51.7%
Subtotal	294,400	199,703	94,697	47.4%
Merger related expenses	39,098	33,244	5,854	17.6%
Total non-interest expense	$333,498	$232,947	$100,551	43.2%

The overall primary reason for the increase between the periods presented above relates to the acquisitions of Charter and NCOM, which were completed in September 2018 and in April 2019, respectively.

Provision for income taxes

We recognized income tax expense for the nine-month period ended  September 30, 2019 of $47,033 on pre-tax income, adjusted for earnings attributable to noncontrolling interest, of $201,297 (an effective tax rate of 23.4%, including the earnings allocated to noncontrolling interest) compared to an income tax expense of $25,217 on pre-tax income of $131,001 (an effective tax rate of 19.2%) for the comparable quarter in 2018.  The increase is due to the overall increase in taxable income and less excess tax benefits on stock awards.  We recorded an excess tax benefit on stock awards of $600 during the nine months ended September 30, 2019 compared to $6,018 for the same period in 2018.

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

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Income Statement Non-GAAP measures and ratios
Interest income (GAAP)
Originated loans, excluding PCI loans	$67,723	$43,045	$179,799	$113,899
Acquired loans, excluding PCI loans	91,104	50,828	245,100	148,732
PCI loans	7,652	7,682	25,541	26,496
Securities - taxable	11,741	10,145	36,766	30,888
Securities - tax-exempt	1,731	1,601	5,161	4,718
Federal funds sold and other	3,974	1,362	9,093	3,718
Total Interest income (GAAP)	183,925	114,663	501,460	328,451

Tax equivalent adjustment
Non-PCI originated loans	266	367	411	996
Non-PCI acquired loans	23	17	412	—
Securities - tax-exempt	202	273	602	800
Total tax equivalent adjustment	491	657	1,425	1,796

Interest income - tax equivalent
Originated loans excluding PCI loans	67,989	43,412	180,210	114,895
Acquired loans, excluding PCI loans	91,127	50,845	245,512	148,732
PCI loans	7,652	7,682	25,541	26,496
Securities - taxable	11,741	10,145	36,766	30,888
Securities - tax-exempt	1,933	1,874	5,763	5,518
Federal funds sold and other	3,974	1,362	9,093	3,718
Total interest income - tax equivalent	184,416	115,320	502,885	330,247

Total Interest expense (GAAP)	(28,978)	(12,810)	(73,657)	(31,051)

Net interest income - tax equivalent	$155,438	$102,510	$429,228	$299,196

Net interest income (GAAP)	$154,947	$101,853	$427,803	$297,400

Yields and costs
Yield on originated loans excluding PCI - tax equivalent	5.09%	4.71%	5.04%	4.43%
Yield on acquired loans excluding PCI - tax equivalent	5.58%	5.54%	5.70%	5.77%
Yield on securities tax-exempt - tax equivalent	3.49%	3.56%	7.36%	3.53%
Yield on interest earning assets (GAAP)	4.96%	4.82%	5.06%	4.82%
Yield on interest earning assets - tax equivalent	4.98%	4.85%	5.07%	4.85%
Cost of interest bearing liabilities (GAAP)	1.17%	0.82%	1.11%	0.69%
Net interest spread (GAAP)	3.79%	4.00%	3.95%	4.13%
Net interest spread - tax equivalent	3.81%	4.03%	3.96%	4.16%
Net interest margin (GAAP)	4.18%	4.28%	4.32%	4.37%
Net interest margin - tax equivalent	4.19%	4.31%	4.33%	4.39%
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2018. There have been no changes in the assumptions used in monitoring interest rate risk as of September 30, 2019. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
		Shares	Price paid	Announced Plans	the Plans or
Beginning Period	Ending Period	Purchased	per Share	or Programs	Programs
July 1, 2019	July 31, 2019	---	---	---	4,819,700
August 1, 2019	August 31, 2019	2,501,461	$22.92	2,500,000	2,319,700
September 1, 2019	September 30, 2019	564,298	$22.91	563,968	1,755,732
Total for quarter ending September 30, 2019		3,065,759	$22.92	3,063,968	1,755,732

During the third quarter of 2019, we repurchased 3,063,968 shares of our common stock, at an average price of approximately $22.92 per share, pursuant to our stock repurchase plan currently in place. We repurchased 1,791 shares of our common stock from our employees during the third quarter of 2019 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]
Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 31.1	The Chairman, President and Chief Executive Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	The Chief Financial Officer’s certification required under section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	The Chairman, President and Chief Executive Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	The Chief Financial Officer’s certification required under section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.1	Interactive Data File
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, has been formatted in Inline XBRL.

CENTERSTATE BANK CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANK CORPORATION

(Registrant)

Date: October 31, 2019	By:	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer

Date: October 31, 2019	By:	/s/ William E. Matthews, V
William E. Matthews, V
Executive Vice President
and Chief Financial Officer