Form 10-K
period 2019-12-31
CenterState Bank Corp
filed 2020-02-27
CIK 1102266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CSFL	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	124,429,792 shares
(class)	Outstanding at February 26, 2020

The aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant (99,727,055 shares) on June 30, 2019, was approximately $2,296,714,000.  The aggregate market value was computed by reference to the last sale of the Common Stock of the registrant at $23.03 per share on June 30, 2019.  For the purposes of this response, directors, executive officers and holders of 5% or more of the registrant’s Common Stock are considered the affiliates of the issuer at that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2020 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the registrant’s fiscal year end are incorporated by reference into Part III, of this Annual Report on Form 10-K.

PART I

Some of the statements in this report constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995 and the Securities Exchange Act of 1934. These statements related to future events, other future financial performance or business strategies, and include statements containing terminology such as “may,” “will,” “should,” “expects,” “scheduled,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Actual events or results may differ materially from the results anticipated in these forward looking statements, due to a variety of factors, including, without limitation:  the impact on failing to implement our business strategy, including our growth and acquisition strategy; the ability to successfully integrate our acquisitions; additional capital requirements due to our growth plans; the impact of an increase in our asset size to over $10 billion; the ability to implement our mortgage and SBA lines of business; the risks of changes in interest rates and the level and composition of deposits, loan demand, the credit and other risks in our loan portfolio and the values of loan collateral; the impact of us not being able to manage our risk; the impact of a loss of management or other experienced employees; the impact if we failed to maintain our culture and attract and retain skilled people; risks related to pending or future litigation; the risk of changes in technology and customer preferences; the impact of any material failure or breach in our infrastructure or the infrastructure of third parties on which we rely as a result of cyber-attacks; or material regulatory liability in areas such as BSA or consumer protection; the effects of future economic and political conditions; reputational risks from such failures or liabilities or other events; adverse weather or manmade events that may or may not be caused by climate change; governmental monetary and fiscal policies, as well as legislative and regulatory changes; the effects of competition from technological change and other commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere; other factors disclosed in this Annual Report on Form 10-K, including, among others, those disclosed in Part I, Item 1A. “Risk Factors.”  All forward looking statements attributable to our Company are expressly qualified in their entirety by these cautionary statements.  We disclaim any intent or obligation to update these forward looking statements, whether as a result of new information, future events or otherwise.  There is no assurance that future results, levels of activity, performance or goals will be achieved.

Item 1.	Business

General

CenterState Bank Corporation (“We,” “Our,” “CenterState,” “CSFL,” or the “Company”) is a financial holding company incorporated in September 20, 1999 under the laws of the State of Florida. Through our national bank subsidiary, CenterState Bank, N.A. (“CenterState Bank” or the “Bank”), we provide a full range of consumer and commercial banking services to individuals, businesses and industries through our headquarters branch in Winter Haven, Florida and, as of December 31, 2019, a 149 bank branch network located throughout Florida, Georgia and Alabama, as well as one loan production office in Florida and one loan production office in Georgia.  CenterState is among the largest Florida-based community banking organizations in terms of publicly available deposit data as of December 31, 2019.

We also operate, through our Bank, a correspondent banking and capital markets service division for over 650 small and medium sized community banks throughout the United States. Based primarily in Atlanta, Georgia and Birmingham, Alabama, this division earns commissions on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities. The Bank also owns CBI Holding Company, LLC (“CBI”), which in turn owns Corporate Billing, LLC (“Corporate Billing”), a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and services providers throughout the United States and Canada.

We have grown primarily through a series of acquisitions, starting in June 2000 through 2019. Our most recent acquisitions include:

•	Community Bank of South Florida, Inc. (“Community”), in March 2016, which added approximately $453 million in deposits;

•	Hometown of Homestead Banking Company (“Hometown”), in March 2016, which added approximately $253 million in deposits;

•	Platinum Bank Holding Company (“Platinum”), in April 2017, which added approximately $520 million in deposits;

•	Gateway Financial Holdings of Florida, Inc. (“Gateway”) in May 2017, which added approximately $708 million in deposits;
•	HCBF Holding Company, Inc. (“HCBF”), in January 2018, which added approximately $719 million in deposits;
•	Sunshine Bancorp, Inc. (“Sunshine”), also in January 2018, which added approximately $1.8 billion in deposits;

•	Charter Financial Corporation (“Charter”), in September 2018, which added approximately $1.3 billion in deposits; and
•	National Commerce Corporation (“NCOM” or “NCC”), in April 2019, which added approximately $3.5 billion in deposits

On January 25, 2020, CenterState entered into an Agreement and Plan of Merger with South State Corporation (“South State”), a bank holding company headquartered in Columbia, South Carolina, which engages in the business of banking through South State Bank. South State Bank operates branches throughout South Carolina, North Carolina, Georgia and Virginia.  The combined company will operate under the South State Bank name and will trade under the South State ticker symbol SSB on the Nasdaq stock market.  The company will be headquartered in Winter Haven, Florida and will maintain a significant presence in Columbia and Charleston, South Carolina; Charlotte, North Carolina; and Atlanta, Georgia.  Upon completion of the merger, which is subject to receipt of regulatory and shareholder approvals and other customary closing conditions, the combined company will have, on a pro forma basis, excluding purchase accounting adjustments, assets of $34 billion, deposits of $26 billion and loans of $24 billion.

In addition to the Bank, we own R4ALL, Inc. (“R4ALL”), which acquires and disposes troubled assets, and CSFL Insurance Corp. (“CSFL IC”), which operates a captive insurance subsidiary pursuant to section 831(b) of the U.S. Tax Code.  National Commerce Risk Management, Inc. (“Risk Mgmt”), acquired from the NCOM transaction, was also a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code, and it has since been dissolved.

At December 31, 2019, we had total consolidated assets of $17.1 billion, total consolidated loans of $12.0 billion, total consolidated deposits of $13.1 billion, and total consolidated shareholders’ equity of $2.9 billion.

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

Lending Activities

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in our market area.  Our consolidated loans at December 31, 2019 and 2018 were $12.0 billion, or 70% and $8.3 billion, or 68%, respectively, of total consolidated assets.  The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations.  We have no foreign loans or loans for highly leveraged transactions.  We do have immaterial amounts of loans with foreigners on property located within our Florida market area, primarily vacation and second homes.

Our loans are concentrated in three major areas: real estate loans, commercial loans and consumer loans.  A majority of our loans are made on a secured basis.  As of December 31, 2019, approximately 83% of our consolidated loan portfolio consisted of loans secured by mortgages on real estate, 15% of the loan portfolio consisted of commercial loans (not secured by real estate) and 2% of our loan portfolio consisted of consumer and other loans.

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

Our commercial loan portfolio consists primarily of loans to small-to-medium sized businesses located primarily in our market area for working capital, equipment purchases, and various other business purposes.  A majority of commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis.  Commercial loans may be made at variable or fixed rates of interest.  Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds.  Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years.  Commercial and agricultural loans not secured by real estate amounted to approximately 15% and 14% of our Company’s total loan portfolio as of December 31, 2019 and 2018, respectively.

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

At December 31, 2019, approximately 52% of our total non-PCI (“Purchased Credit-Impaired”) loan portfolio is fixed rate, 23% is floating rate and 25% is variable rate other than floating.

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

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities.  We consider the majority of our regular savings, demand, negotiable order of withdrawal or NOW, and money market deposit accounts to be core deposits.  These accounts comprised approximately 83% and 81% of our consolidated total deposits at December 31, 2019 and 2018, respectively.  Approximately 17% and 19% of our consolidated deposits at December 31, 2019 and 2018, respectively, were certificates of deposit.  Generally, we attempt to maintain the rates paid on our deposits at a competitive level.  Time deposits of $100,000 and over made up approximately 10% of consolidated total deposits at December 31, 2019 and 2018.  The majority of the deposits are generated from customers in the market areas where we conduct business.  Generally, we do not solicit deposits on a national level.  For additional information regarding the Company’s deposit accounts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Deposits.”

Investments

Our available for sale investment debt securities portfolio was $1.9 billion and $1.7 billion at December 31, 2019 and 2018, respectively, representing 11% and 14% of our total consolidated assets.  At December 31, 2019, approximately 94% of this portfolio was invested in U.S. government mortgage backed securities (“MBS”), specifically residential Fannie Mae, Freddie Mac and Ginnie Mae MBS.  We have selected these types of investments because such securities generally represent what we believe to be a minimal investment risk.  We do not own any private label MBSs.  Approximately 5% or $93.9 million, of this portfolio is invested in municipal securities.  Our investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at acceptable risks levels while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits.  Investment debt securities available for sale are recorded on our balance sheet at market value at each balance sheet date.  Any change in market value is recorded directly in our shareholders’ equity account and is not recognized in our income statement unless the security is sold or unless it is impaired and the impairment is other than temporary.  During 2019, we sold approximately $227.2 million of these securities and recognized a net gain on the sales of approximately $25.  In addition, we sold approximately $42.0 million of securities acquired from the purchase of NCOM on April 1, 2019.  All of the acquired securities sold were collateralized loan obligation securities (“CLOs”).  The CLOs were marked to fair value at acquisition and subsequently sold resulting in a loss of $5.

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

We also have a trading securities portfolio managed at our Bank.  For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of Non-interest Income in our “Consolidated Statements of Income and Comprehensive Income.”  Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time.  During 2019, we purchased approximately $194.8 million of securities for this portfolio and sold $191.6 million, recognizing a net realized gain on sale of approximately $133 thousand.  At December 31, 2019, we had $5.0 million of securities in our trading portfolio.

Our held to maturity debt securities portfolio was $202.9 million and $216.8 million at December 31, 2019 and 2018, respectively, representing 1% and 2% our total consolidated assets.  These securities had unrecognized net gains of approximately $5.9 million and unrecognized net losses of approximately $4.7 million, resulting in estimated fair values of $208.9 million and $212.2 million at December 31, 2019 and 2018, respectively.  At December 31, 2019, approximately 35% of this portfolio is invested in MBS and 65% in municipal securities.  It is anticipated that this portfolio will generally hold longer term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

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

Effect of Governmental Policies

Our earnings and business are and will be affected by the policies of various regulatory authorities of the United States, especially the Federal Reserve.  The Federal Reserve, among other things, seeks to influence interest rates and the supply of money and credit within the United States.  Among the traditional methods that have been used to achieve this objective are open market operations in U.S. government securities, changes in the discount rate for bank borrowings, expanded access to funds for non-banks and changes in reserve requirements against bank deposits. The Federal Reserve has, as a response to the financial crisis, steeply increased the size of its balance sheet by buying securities and has paid interest on excess reserves held by banks at the Federal Reserve.  Both the traditional and more recent methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, interest rates on loans and securities, and rates paid for deposits.  The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future.  The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, and short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government.  Following a prolonged period in which the federal funds rate was stable or decreasing, the Federal Reserve began to increase this benchmark rate, but has more recently started to decrease the federal funds rate. In addition, since the period during which the Federal Reserve increased the size of its balance sheet substantially above historical levels through the purchase of debt securities, the Federal Reserve has started to vary the size of its balance sheet, which might also affect interest rates.  Future monetary policies, including whether the Federal Reserve will increase or decrease the federal funds rate and whether or at what pace it will reduce or increase the size of its balance sheet, and the effect of such policies on the future business and earnings of the Company and our subsidiary bank cannot be predicted.

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

Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years in response to the financial crisis, as well as other factors such as technological and market changes. As described in further detail below, the Company and the Bank have become subject to additional regulatory requirements as a result of the growth of their assets. Regulatory enforcement and fines have also increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its implementing regulations.  While there have been some changes in the post financial crisis framework applicable to the Company, the Company expects that its business will remain subject to extensive regulation and supervision.

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

A financial holding company is required to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its bank.  The term “source of financial strength” has been defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress.  The appropriate federal banking agency for the depository institution (in this case the Office of the Comptroller of the Currency or “OCC”) may require reports from the Company to assess its ability to serve as a source of strength and to enforce compliance with the source-of-strength requirements by requiring the holding company to provide financial assistance to the Bank if its capital were to become impaired.  If the Company fails to provide such assistance within three months, it could be ordered to sell its stock of the Bank to cover the deficiency.  Any capital loans by the Company to the Bank would be subordinate in right of payment to deposits and certain other debts of the Bank. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Federal Reserve rules require depository institutions, such as the Bank, to maintain reserves against their transaction accounts, primarily NOW and regular checking accounts.  For 2019, the first $16 million of covered balances are exempt from the reserve requirement, aggregate balances between $16 million and $122.3 million are subject to a 3% reserve requirement and aggregate balances above $122.3 million are subject to a 10% reserve requirement. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Changes to our Regulation and Supervision in Crossing $10 Billion in Assets Threshold

Effective July 1, 2019, which was the date following the fourth consecutive quarter (plus any applicable phase-in period) in which the Company or the Bank’s total consolidated assets exceeded that $10 billion threshold, certain changes occurred in our supervision:

•	The calculation of the Bank’s FDIC deposit insurance assessment base changed, which utilizes the performance score and a loss-severity score system as summarized under “FDIC Insurance Assessments.”
•

The Consumer Financial Protection Bureau (“CFPB”) became our supervisor and examiner with respect to consumer protection laws and regulations. Prior to July 1, 2019, the Bank was subject to regulations adopted by the CFPB, but the OCC was primarily responsible for examining our compliance with consumer protection laws and regulations.

In addition, beginning on July 1, 2019, the Bank became subject to the cap on debit card interchange fees imposed by the so-called Durbin Amendment. Under the Durbin Amendment and the Federal Reserve’s implementing regulations, bank issuers who are not exempt may only receive an interchange fee from merchants that is reasonable and proportional to the cost of clearing the transaction.  The maximum permissible interchange fee is equal to no more than $0.21 plus 5 basis points of the transaction value for many types of debit interchange transactions.  A debit card issuer may also recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve.  In addition, the Federal Reserve has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.  The impact of this change reduced the Bank’s fee income by approximately $6.2 million in year 2019 and is expected to reduce by $12.4 million annually, afterwards.

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

The assessment base on which the Bank’s deposit insurance premiums is paid to the FDIC was previously calculated based on its average consolidated total assets less its average equity. However, effective as of July 1, 2019, the FDIC uses a performance score and loss-severity score to calculate the Bank’s initial FDIC assessment rate.  In calculating these scores, the FDIC uses the Bank’s capital level and regulatory supervisory ratings and certain financial measures to assess the Bank’s ability to withstand asset-related and funding related stress, and make certain adjustments based on risk factors that are not adequately captured in these calculations.

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

We and the Bank must maintain the applicable common equity Tier 1 ("CET1") capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends.  For more information on the CET1 capital conservation buffer, see Part I Item 1. Supervision and Regulation – Capital Requirements.

In addition, Federal Reserve policy provides that bank holding companies, such as the Company, should generally pay dividends to shareholders only if (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition; and (iii) the organization will continue to meet minimum capital adequacy ratios.  The policy also provides that a bank holding company should inform the Federal Reserve reasonably in advance of declaring or paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in a material adverse change to the bank holding company’s capital structure.  Bank holding companies also are required to consult with the Federal Reserve before increasing dividends or redeeming or repurchasing capital instruments.  Additionally, the Federal Reserve could prohibit or limit the payment of dividends by a bank holding company if it determines that payment of the dividend would constitute an unsafe or unsound practice.

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

Under the applicable capital rules, the Company and the Bank are subject to the following risk-based capital ratios: a CET1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total capital ratio, which includes Tier 1 and Tier 2 capital.  CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Because the Company exceeded $15 billion in assets upon completion of its merger with NCC, the Company’s trust preferred securities no longer qualify as Tier 1 capital.

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

The capital rules require a minimum CET1 risk-based capital ratio of 4.5%, a minimum overall Tier 1 risk-based capital ratio of 6.0%, and a total risk-based capital ratio of 8.0%. In addition, the capital rules require a capital conservation buffer of 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer was phased in over a four-year period that began on January 1, 2016, was 1.25% as of January 1, 2017, 1.875% as of January 1, 2018, and is 2.50% as of January 1, 2019, so that a banking organization now needs to maintain a CET1 capital ratio of at least 7%, a total Tier 1 capital ratio of at least 8.5% and a total risk-based capital ratio of at least 10.5% or it would be subject to restrictions on capital distributions and discretionary bonus payments to its executive management.

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

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2019 would exceed such revised well-capitalized standard. The Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

As of December 31, 2019 the Company’s and the Bank’s regulatory capital ratios were above the well-capitalized standards and met the fully phased-in capital conservation buffer.  Please refer to the table below for a summary of the Company’s and the Bank’s regulatory capital ratios as of December 31, 2019 and 2018, calculated using the regulatory capital methodology applicable to us during 2019.

		Minimum Regulatory Capital Ratio	Minimum Ratio + Capital Conservation Buffer (1)	Well- Capitalized Minimums (2)	Actual	Capital Above Minimums (3)
As of December 31, 2019
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	9.74%	$916,890
	Bank	4.00%	N/A	5.00%	10.21%	$831,741
CET1 risk-based capital ratio	Consolidated	4.50%	7.000%	N/A	11.34%	$595,489
	Bank	4.50%	7.000%	6.50%	11.88%	$669,926
Tier 1 risk-based capital ratio	Consolidated	6.00%	8.500%	6.00%	11.34%	$389,717
	Bank	6.00%	8.500%	8.00%	11.88%	$464,190
Total risk-based capital ratio	Consolidated	8.00%	10.500%	10.00%	12.19%	$232,510
	Bank	8.00%	10.500%	10.00%	12.18%	$230,528

As of December 31, 2018
Tier 1 leverage ratio	Consolidated	4.00%	N/A	N/A	10.04%	$687,898
	Bank	4.00%	N/A	5.00%	9.99%	$567,921
CET1 risk-based capital ratio	Consolidated	4.50%	6.375%	N/A	11.86%	$510,855
	Bank	4.50%	6.375%	6.50%	12.21%	$532,000
Tier 1 risk-based capital ratio	Consolidated	6.00%	7.875%	6.00%	12.27%	$409,565
	Bank	6.00%	7.875%	8.00%	12.21%	$392,312
Total risk-based capital ratio	Consolidated	8.00%	9.875%	10.00%	12.70%	$251,300
	Bank	8.00%	9.875%	10.00%	12.64%	$245,828
(1)	Reflects the capital conservation buffer of 2.5% applicable during 2019.
(2)	Reflects the well-capitalized standard applicable to the Bank and the well-capitalized standard applicable to the Company under Federal Reserve Regulation Y.
(3)	Amount greater than the highest of the minimum regulatory capital ratio, the minimum regulatory capital ratio plus the capital conservation buffer and the well-capitalized minimum, as applicable.

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

The federal banking agencies have also jointly issued guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”), which defines commercial real estate loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. If a concentration is present, management must employ heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. The required heightened risk management practices could include enhanced strategic planning, underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor: (1) total reported loans for construction, land development, and other land represent 100% or more of total risk-based capital; or (2) total reported loans secured by multi-family properties, non-farm non-residential properties (excluding those that are owner-occupied), and loans for construction, land development, and other land represent 300% or more of total risk-based capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. As of December 31, 2019, our total reported loans for construction, land development, and other land were 63% of the Bank’s total risk based capital and our total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land were 289% of the Bank’s total risk based capital.

Consumer Protection Laws

The Bank is subject to a number of federal laws designed to protect its customers. These consumer protection laws apply to a broad range of our activities and to various aspects of our business and include laws relating to interest rates, fair lending, disclosures of credit terms and estimated transaction costs to consumer borrowers, debt collection practices, the use of and the provision of information to consumer reporting agencies, and the prohibition of unfair, deceptive or abusive acts or practices in connection with the offer, sale or provision of consumer financial products and services. Administration of many of these consumer protection rules are the responsibility of the CFPB, which has exclusive supervisory authority over insured depository institutions with more than $10 billion in total assets and any affiliates thereof. The CFPB also has authority to define and prevent unfair, deceptive and abusive practices in the consumer financial area, and expanded data collecting powers for purposes of determining bank compliance with the fair lending laws. Because our insured depository institution, the Bank, has had less than $10 billion in total assets, we have been supervised in these areas by the OCC. The CFPB became our exclusive supervisor in these areas following the fourth consecutive quarter where the Bank’s total assets exceed $10 billion or as of the second quarter of 2019.

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

Leaders of the federal banking agencies recently have indicated their support for revising the CRA regulatory framework, and in December 2019, the OCC and FDIC issued a joint proposed rule that would amend the CRA regulatory framework. It is too early to tell whether and to what extent any changes will be made to applicable CRA requirements.

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

Data privacy and data protection are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA will give consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including that many, but not all, requirements of the CCPA are inapplicable to information that is collected, processed, sold, or disclosed pursuant to the Gramm-Leach-Bliley Act.  The California State Legislature has amended the Act since its passage, which the Governor has signed into law, and the California Attorney General has proposed regulations implementing the CCPA that have not yet been adopted. Because our correspondent division has an office in California, we are in the process of changing our data collection and retrieval processes to comply with the CCPA.  In addition, similar laws may be adopted by other states where we do business. The federal government may also pass data privacy or data protection legislation.

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

Employees

As of December 31, 2019, we had a total of 2,756 full-time equivalent employees. The employees are not represented by a collective bargaining unit. We consider relations with employees to be good.

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

Our business growth, profitability and market share has been enhanced by us engaging in strategic mergers and acquisitions and de novo branching either within or contiguous to our existing footprint.  We may acquire other financial institutions or parts of those institutions in the future and engage in additional de novo branching.  We may also consider and enter into or acquire new lines of business or offer new products or services and through new sales channels, such as on-line and mobile banking.  As part of our acquisition strategy, we seek companies that are culturally similar to us, have experienced management and are in markets in which we operate or close to those markets so we can achieve economies of scale.  We have entered into an Agreement and Plan of Merger with South State to engage in a so-called “merger of equals.” Acquisitions and mergers involve a number of risks, including:

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

We also face litigation risks with respect to potential mergers and acquisitions.  Such litigation is common, and we expect to face litigation risks with respect to our proposed merger with South State.

We expect to continue to evaluate merger and acquisition opportunities that are presented to us in our current and expected markets and expected markets and conduct due diligence related to those opportunities, as well as negotiate to acquire or merge with other institutions.  If we announce a transaction, we may issue equity securities, including common stock and securities convertible into shares of our common stock in connection with future acquisitions.  We also may issue debt to finance one or more transactions, including subordinated debt issuances.  Generally, acquisitions of financial institution involve the payment of a premium over book and market values, resulting in dilution of our book value and fully diluted earnings per share, as well as dilution to our existing shareholders.  We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek.  There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or our company, after giving effect to the acquisition, will achieve increased revenues comparable to or better than our historical experience, and failure to. realize such expected revenue increases, cost savings, increases in market presence or other benefits could have a material adverse effect on our financial conditions and results of operations.

We face risks related to our proposed merger with South State.

The Company and South State have operated and, until the completion of their proposed merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on our and South State’s ability to successfully combine and integrate our businesses in a manner that permits growth opportunities and does not materially disrupt the existing customer relations or result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with customers, depositors, clients and employees or to achieve the anticipated benefits and cost savings of the merger. If the combined companies experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected.

We may have difficulty attracting and retaining key personnel until the proposed merger is complete, which could cause customers to seek to discontinue or reduce their banking relationship with us. Some of our employees may experience uncertainty about their future roles with the combined company following the proposed merger with South State. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course prior to the closing of the proposed merger with South State. This restriction may prevent us from pursuing certain business opportunities that may arise prior to completion of the merger.

We have incurred, and will continue to incur, substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement with South State. If the merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the merger. These circumstances could have an adverse effect on our business, results of operations and stock price.

Under the merger agreement, both us and South State have agreed not to, subject to certain exceptions generally related to their respective boards of directors’ exercise of their fiduciary duties, as set forth in the merger agreement, initiate or solicit, or knowingly facilitate or knowingly encourage, inquiries or proposals with respect to, engage or participate in any discussions or negotiations concerning, or provide any confidential information relating to, certain alternative business combination transactions. In addition, the merger agreement contains certain termination rights for both the Company and South State. If the merger agreement is terminated under certain circumstances by the Company, including termination of the merger agreement to accept an alternative business combination transaction as permitted by and subject to the terms of the merger agreement, we would be required to pay South State a termination fee of $120.0 million, which could have an adverse impact on our financial condition. Further, these provisions might discourage a party that might have an interest in merging with us or acquiring all or a significant part of the Company from considering or proposing that merger or acquisition even if it were prepared to pay consideration with a higher per share price than that proposed in the merger, or might result in a potential competing merger partner or acquiror proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

Before the merger may be completed, we and South State must obtain approvals from the Federal Reserve and OCC. Other approvals, waivers or consents from regulators may also be required. These regulators may impose conditions on the completion of the merger or require changes to the terms of the merger. Although we and South State do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying or preventing completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, any of which might have an adverse effect on the combined company following the merger.

Before the merger may be completed, the Company and South State must obtain the requisite approval of their respective shareholders. There is no assurance that these approvals will be obtained.

Attractive acquisition opportunities may not be available to us in the future.

While we seek continued organic growth, we anticipate continuing to evaluate merger and acquisition opportunities presented to us in our core markets and beyond.  The number of financial institutions headquartered in Florida, Georgia, Alabama, or elsewhere in the Southeastern United States, and across the country continues to decline through merger and other activity.  We expect that other banking and financial companies, many of which have significantly greater resources, will compete with us to acquire financial services businesses.  This competition, as the number of appropriate merger targets decreases, could increase prices for potential acquisitions which could reduce our potential returns, and reduce the attractiveness of these opportunities to us.  Also, acquisitions are subject to various regulatory approvals, including our proposed merger with South State. If we fail to receive the appropriate regulatory approvals, we will not be able to consummate an acquisition that we believe is in our best interests.  Among other things, our regulators consider our capital, liquidity, profitability, risk management, regulatory compliance, including with respect to AML obligations, consumer protection laws and CRA obligations and levels of goodwill and intangibles when considering acquisition and expansion proposals. Any acquisition could be dilutive to our earnings and shareholders’ equity per share of our common stock.

We may not be able to successfully integrate our latest mergers or to realize the anticipated benefits of them.

We completed the acquisitions of HCBF and Sunshine on January 1, 2018, completed the acquisition of Charter on September 1, 2018, and completed the acquisition of NCC on April 1, 2019. In addition, we entered into an Agreement and Plan of Merger with South State on January 25, 2020, which, if completed, would be the largest merger undertaken by CenterState as of this date. We integrated the systems of Sunshine in February 2018, the systems of Jefferson (which was previously acquired by HCBF) in April 2018, the systems of HCBF in May 2018, and the systems of Charter in February 2019.  We also integrated the systems and operations of NCC, including by combining the executive management teams of CenterState and NCC in 2019.

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

In addition, the attention and effort devoted to the future integration of South State’s operations with our operations, the integration of NCC with CenterState’s existing operations, to the continued integration of Charter with CenterState, or to the continued integration of Landmark and Premier with NCC or the combined company, may divert management’s attention away from one merger integration to another, or away from other important issues, each of which could seriously harm the combined company’s business.

Further, we acquired HCBF, Sunshine and Charter, NCC and are proposing to merge with South State with the expectation that these mergers will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of these mergers is subject to a number of uncertainties, including whether we integrate these institutions in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in a reduction in the price of our shares as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and operating results.

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

We continued to build our mortgage line of business in 2019, and in so doing, invested significant time and resources to continue to expand the mortgage business within our market areas in both Florida and Georgia, including by acquiring additional teams of lenders, and in expanding our third party origination or TPO channel.  We also continue to build our SBA business in 2019 by continuing to hire experienced SBA lenders and support personnel.  Our price and profitability targets for these businesses may not prove feasible, due to unexpected delays in the continued implementation of these strategies, as well as external factors, such as compliance with regulations, competitive alternatives, changing tax rates and strategies, interest rates, economic conditions, and shifting market preferences, which could impact the profitability of these lines of business and have a material adverse effect on our businesses, and, in turn, our financial condition and results of operations.

The implementation of other new lines of business or new products and services may subject us to additional risk.

We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in new sales channels such as on-line and mobile banking in the future. There are substantial risks and uncertainties associated with these efforts.  In developing and marketing new lines of business and/or new products and services, we undergo a new product process to assess the risks of and resources needed for the initiative, and invest significant time and resources to build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative.  Initial timetables for the introduction and development of new lines of business and/or new products or services and/or new sales channels may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service and/or sales channels. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Our size and continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  These capital requirements disallow the Company’s trust preferred securities from qualifying as Tier 1 capital once the Company exceeds $15 billion in assets, which the Company did upon completion of its merger with NCC.  While we have successfully raised approximately $63 million in capital in January 2017, our ability to raise capital, if needed, in the future to meet capital requirements or otherwise will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, there is no assurance as to our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.

Our total consolidated assets increased to over $10 billion during 2018, which will reduce our revenue due to the Durbin Amendment limits on interchange, and increase our costs due to increased regulatory expectations and FDIC insurance assessment increases, and that will impact our earnings.

As of December 31, 2019, the Company and the Bank both had total assets of approximately $17 billion.

Beginning on July 1, 2019, the Bank became subject to certain limits on the amounts of interchange fees. In addition, as of July 1, 2019, the Bank became subject to a different calculation methodology for deposit insurance assessments, and the CFPB also became our federal supervisor with respect to federal consumer protection laws.

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

A significant portion of our loan portfolio is secured by real estate, a substantial majority of which is located in Florida, and events that negatively impact the real estate market could hurt our resultant business.

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

In addition to relying on the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2019, approximately 83% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Our loan portfolio includes commercial and commercial real estate loans that may have higher risks.

Our commercial and commercial real estate loans at December 31, 2019 and 2018 were $8.08 billion and $5.64 billion, respectively, or 68% and 69% of total loans, excluding purchased credit-impaired loans. Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

As a result, banking regulators give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, and such lenders are expected to implement stricter underwriting, internal controls, risk management policies and portfolio stress testing, as well as maintain higher capital levels and loss allowances. The Guidance states that the following metrics may indicate a concentration of commercial real estate loans, but that these metrics are neither limits nor a safe harbor:

1)	total reported loans for construction, land development, and other land equal 100% or more of total risk based capital (as of December 31, 2019, our consolidated ratio was 63%); and
2)

total reported loans secured by multifamily and non-farm nonresidential properties and loans for construction, land development, and other land equal 300% or more of total risk-based capital (as of December 31, 2019, our consolidated ratio was 289%).

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

Our profitability depends substantially upon our net interest income.  That net interest income is the difference between the interest earned on assets (such as loans and securities held in our investment portfolio) and the interest paid for liabilities (such as interest paid on savings and money market accounts and time deposits).  Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, deflation, recession, unemployment, money supply, and other factors beyond our control may also affect interest rates. In addition, during 2019, the Federal Reserve reduced and then increased the size of its balance sheet, which also affects interest rates.

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

The results of our most recent stress tests may not accurately predict the impact on our financial condition if the economy were to deteriorate.

 We perform liquidity and capital stress testing on an annual basis and credit stress testing on a quarterly basis, using the economic data and stress testing assumptions provided by the regulators for the CCAR stress tests. Under the stress test, we estimate our loan losses (loan charge-offs), resources available to absorb those losses and any necessary additions to capital that would be required under the “more adverse” stress test scenario. The results of these stress tests involve many assumptions about the economy and future loan losses and default rates, and may not accurately reflect the impact on our financial condition if the economy were to deteriorate. Any deterioration of the economy could result in credit losses significantly higher, with a corresponding impact on our financial condition and capital, than those predicted by our internal stress test.

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

Since a significant portion of our loan portfolio is secured by real property, we may foreclose upon and take title to such property in the ordinary course of business.  If hazardous substances were discovered on any of these properties, we may be liable to governmental agencies or third parties for the full costs of remediation, as well as for related personal injury and property damage.  Environmental laws might require us to incur substantial expenses, materially reduce the property’s value, or limit our ability to use or sell the property.  Although our management has policies requiring environmental reviews before loans secured by real property are made and before foreclosure is commenced, it is still possible that environmental risks might not be detected and that the associated costs might have a material adverse effect on our financial condition and results of operations.  Many environmental laws impose liability regardless of whether the Company knew of, or were responsible for, the contamination.

Changes in or an inadequate allowance for loan losses could increase volatility in our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. In June 2016, the FASB issued a new current expected credit loss rule, which will be effective for us in 2020 and which will change our accounting for credit losses by requiring us to record, at the time of origination, credit losses expected throughout the life of loans, held-to-maturity securities, and certain other assets and off-balance sheet credit exposures as opposed to the current practice of recording losses when it is probable that a loss event has occurred.  Prior to the effective date, the Company formed a CECL committee and selected a third-party vendor to assist with implementation of the rule.  Management decided on a discounted cash flow model, worked on internal controls, and built a qualitative framework.  Based on the most recent analysis, we expect the allowance to loans ratio to increase by approximately 55 bps to 70 bps, which equates to a $65 to $84 million increase to the allowance, as a result of the adoption of CECL effective January 1, 2020.  This increase includes the reclassification of the credit mark on Purchased Credit Deteriorated (“PCD”) loans from loan discount to Allowance for Credit Losses (“ACL”).  Excluding the reclassification of the credit mark on PCD loans, the increase to the allowance is estimated to be $48 to $67 million.  In addition, the Company estimates a reserve for potential credit losses on unfunded commitments to be in the range of $5 to $10 million, which will be recorded as a liability.  Based on these ranges, the impact to retained earnings, net of deferred taxes, for the increase in ACL, reserve for the unfunded commitments and expected credit losses on debt securities is estimated to be in the range of $40 to $58 million.  These estimates on the potential impact of the adoption of CECL on the Company’s financial statements are based on ongoing analyses, current expectations and forecasted economic conditions.  The adoption of the CECL may result in more volatility in the Company’s quarterly provision for credit losses and thus may result in earnings volatility. Further, if management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

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

We have focused our strategic attention on our employees and our corporate culture, including enhancing our employee orientation, ongoing general and management training, mentoring and employee work environment as well as diversity and employee advancement.  Our failure to maintain our culture and attractive working environment, through competitive compensation packages that reward initiative, as well as mentoring, training, and advancement opportunities in order to successfully compete for experienced, qualified employees may have an adverse effect on our ability to meet our financial goals and thus adversely affect our future results of operations.

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

Shareholder advisory groups have implemented guidelines and issued voting recommendations related to how much equity companies should be able to grant to employees. The factors used to formulate these guidelines and voting recommendations include the volatility of a company’s share price and are influenced by broader macro economic conditions that can change year to year. The variables used by shareholder advisory groups to formulate equity plan recommendations may limit our ability to adopt new equity plans in the future. In addition, the federal banking regulators have issued guidance on executive compensation and have also, along with the SEC, proposed rules that would prohibit certain incentive compensation arrangements. We do not believe that the guidance or proposal will impact our current compensation arrangements.

If we are limited in our ability to grant equity compensation awards, we would need to explore offering other compelling alternatives to supplement our compensation, including long term cash compensation plans or significantly increased short term cash compensation, in order to continue to attract and retain key management personnel. If we used these alternatives to long term equity awards, our compensation costs could increase and our financial performance could be adversely affected. If we are unable to offer key management personnel long term incentive compensation, including stock options, restricted stock or restricted stock units, or performance share units, as part of their total compensation package, we may have difficulty attracting and retaining such personnel, which would adversely affect our operations and financial performance.

We rely on the performance of highly skilled personnel and if we are unable to attract, retain, develop and motivate our human capital in the form of well-qualified employees, our business and results of operations could be harmed.

We believe our success has depended, continues to and in the future will, depend, on the efforts and talents of our management team and our highly skilled employees and workers. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of any of our senior management or key employees could materially and adversely affect our ability to build on the efforts that they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. Despite our current efforts, we cannot ensure that we will be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or developing, retaining and motivating our employees, our business and results of operations could be harmed.

Technological changes, including online and mobile banking, have the potential of disrupting our business model, and we may have fewer resources than many competitors to invest in technological improvements.

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services, including mobile and online banking services.  Changes in customer behaviors have increased the need to offer these options to our customers.  In addition to serving clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to invest in and use technology to provide products and services that provide convenience to customers and to create additional efficiencies in operations. One of our strategic goals is to continue to focus on technological change and digital transformation of our product and service channels, which will impact how we deliver our products and services in the future.  We will need to make significant additional capital investments in technology to achieve this strategic goal, and we may not be able to effectively implement new technology-driven products and services in a timely manner in response to changes in customer behaviors, thus adversely impacting our operations. Many competitors have substantially greater resources to invest in technological improvements than the Company.

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

We, our customers, regulators and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to, and are likely to continue to be the target of, cyber-attacks.  These cyber-attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service attacks, ransomware, improper access by employees or vendors, attacks on personal email of employees, ransom demands to not expose security vulnerabilities in our systems or the systems of third parties or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our employees, our customers or of third parties, damage our systems or otherwise materially disrupt our or our customers’ or other third parties’ network access or business operations.  As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.  Despite efforts to ensure the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches.  Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

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

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various agencies, including the Federal Reserve, the OCC, CFPB and the FDIC. This regulation is imposed primarily to protect depositors, the FDIC deposit insurance fund, consumers, and the banking system as a whole. We also are regulated by the SEC and the Financial Industry Regulatory Authority or FINRA, which regulation is designed to protect investors.  Our compliance with these regulations is costly and potentially restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid and deposits and locations of our offices. We are also subject to capital guidelines established by our regulators, which require us to maintain sufficient capital to support our growth. Regulation of the financial services industry has increased significantly since the global financial crisis. The laws and regulations applicable to the banking industry could change at any time. The extent and timing of any regulatory reform as well as any effect on our business and financial results, are uncertain. Additionally, legislation or regulation may impose unexpected or unintended consequences, the impact of which is difficult to predict. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

The Company and the Bank each must meet regulatory capital requirements and maintain sufficient liquidity. Banking organizations experiencing growth, especially those making acquisitions, are expected to hold additional capital above regulatory minimums.  From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. In recent years, these market and regulatory expectations have increased substantially and have resulted in higher and more stringent capital requirements for us and the Bank. For example, current capital requirements disallow the Company’s trust preferred securities from qualifying as Tier 1 capital as a result of the Company exceeding $15 billion in assets, which the Company did upon completion of its merger with NCC.

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

Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock and make distributions on our trust preferred securities, our ability to make acquisitions, and our business, results of operations and financial condition. Under FDIC rules, if our subsidiary bank ceases to be a “well capitalized” institution for bank regulatory purposes, the interest rates that it pays and its ability to accept brokered deposits may be restricted. At December 31, 2019, we had approximately $279 million in wholesale brokered deposits, $28 million of in-market CDARs deposits, $301 million of ICS deposits and approximately $45 million of deposits related to our prepaid card business, which are considered brokered deposits for regulatory purposes.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as our subsidiary bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk- based assessment system.  The assessment base on which the Bank’s deposit insurance premiums is paid to the FDIC has been calculated based on its average consolidated total assets less its average equity. However, effective July 1, 2019, which was following the fourth consecutive quarter where the Bank’s total consolidated assets exceeded $10 billion, the FDIC started to use a performance score and loss-severity score to calculate the Bank’s initial FDIC assessment rate. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators.  While our risk management processes are designed to reduce risk by maintaining capital levels and mitigating any supervisory concerns, we may be unable to control the amount of premiums that we are required to pay for FDIC insurance in the event of a new economic downturn and an increase in financial institution failures. Any future increases in assessments or required prepayments in FDIC insurance premiums may materially adversely affect results of operations, including by reducing our profitability or limiting our ability to pursue business opportunities.

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

Our ability to pay dividends is limited and we may be unable to pay future dividends

During the last 64 fiscal quarters, we paid cash dividends on our common stock outstanding. Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and by other general restrictions on its dividends that are applicable to national banks that are regulated by the OCC. For information on these regulatory restrictions on the right of the Bank to pay dividends to us and on the right of the Company to pay dividends to its shareholders, see Part I - Item 1 – “Supervision and Regulation - Dividend Restrictions.” If we do not satisfy these regulatory requirements, or if the Bank does not have sufficient earnings to make payments to us while maintaining adequate capital levels, we will be unable to pay dividends on our common stock.

Holders of our junior subordinated debentures have rights that are senior to those of our common shareholders

We have helped support our continued growth through the issuance of, and the acquisition of, through prior mergers, trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2019, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $38.5 million.  Payments of the principal and interest on these debt instruments are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we issued to the special purpose trusts are senior to our shares of common stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock.

At December 31, 2019, our shareholders include three funds owning approximately 24% of our common stock and they may exercise significant influence over us and their interests may be different from our other shareholders.

Based on their 13G forms filed for the year end December 31, 2019, our shareholders include three funds that collectively own approximately 24% of the outstanding shares of our common stock.  Top ten institutional owners collectively own approximately 41% of our outstanding shares of common stock, as reported by SNL. While the federal banking laws require prior bank regulatory approval if shareholders owning in excess of 9.9% of a financial holding company’s outstanding voting shares desire to act in concert, these institutional owners nonetheless could vote the same way on matters submitted to our shareholders without being deemed to be acting in concert and, if so, could exercise significant influence over us and actions taken by our shareholders. Interests of institutional funds may be different from our other shareholders. Accordingly, given their collective ownership, the funds could have significant influence over whether or not a proposal submitted to our shareholders receives required shareholder approval.

Risk relating to Economic Conditions and other Outside Forces

The political and economic environment could materially impact our business operations and financial performance.

The political and economic environment in the United States and elsewhere has resulted in some uncertainty.  In the recent years, the enactment of a  tax bill resulted in lower costs for businesses in general and banks in particular, which in turn resulted in various benefits including, among other things, enhanced revenues and operating efficiencies, lower loan rates, increased dividend payments and increased employee compensation, but also decreased the value of our deferred tax asset by $18.6 million, which the provision impact of this decrease was recorded in 2017, as well as the value of our tax advantaged loans and investments we have made, and the impact overall has diminished. During 2019, the Company also recorded a one-time charge to its net deferred tax asset of approximately $987 to reflect a state income tax rate reduction in Florida and Georgia effective January 1, 2019.  The enactment of a regulatory relief bill reduced some requirements for the Company, including the Dodd Frank Act regulator directed stress test.  Changes in policy by the regulators also have reduced some regulatory requirements, but those policy changes may not be permanent.  Because of the political environment, there may be changes in law or regulation in the future that could alter the anticipated benefits (and costs) of recent legal or policy changes, which could result in a reduction in the price of our shares due to perceived changes in our regulatory and compliance costs or decreases in the amount of expected revenues, all of which could materially and adversely affect our business, financial condition and operating results.

A slowdown in economic growth or a resumption of recessionary economic conditions could have an adverse effect on our business in the future.

The economic crisis of 2008 caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and to fail. The economic turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and the lack of confidence in the financial markets adversely affected the banking industry, as well as financial condition and operating results. Although economic conditions have normalized and growth has been stronger than in previous years, future political and market developments could affect consumer confidence levels and cause adverse changes in loan payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and the provision for credit losses. For example, changes in international trade policy, combined with the recent outbreak of the coronavirus in China is disrupting global supply chains, which could adversely impact our customers and their customers, which in turn could impact their ability to make loan payments, with the impacts to our business listed above.  Changes in the financial services industry and the effects of current and future law and regulations that may be imposed in response to future market developments also could negatively affect us by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

Our market areas in Florida, Georgia and Alabama are susceptible to hurricanes, tropical storms and related flooding and wind damage as well as tornados and other types of strong storms.  These type of storms may increase in intensity because of changes in weather patterns and other factors including climate change.  Such weather events and manmade events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where they operate.  Storms during 2019 only minimally impacted our operations but we cannot predict whether or to what extent damage that may be caused by future natural disasters or manmade events will affect our operations or the economies in our current or future market areas, but such events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans, as well as our own properties, and an increase in delinquencies, bankruptcies, foreclosures or loan losses that could result in a higher level of non-performing assets, net charge-offs, and provision for loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future hurricanes, tropical storms, tornados or other extreme weather events, including flooding and wind damage, or manmade events. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in those markets.

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

Our holding company owns no real property.  Our corporate office is located at 1101 First Street South, Suite 202, Winter Haven, Florida 33880.  At the end of 2019, our Company, through the Bank, operated a total of 149 full service banking offices.  121 of these offices are located in 34 counties in central, southeast, northeast and the panhandle area of Florida.  18 of these offices are located in 8 counties in Georgia and 10 of these offices are located in 5 counties in Alabama.  We own 116 offices and lease 33 of these offices.  We also have two loan production offices of which we own 1 and lease 1.  In addition to our banking locations, we lease non-banking office space in Winter Haven, Florida for IT and operations purposes.  We also lease office space for our Correspondent banking division, primarily in Birmingham, Alabama, Atlanta, Georgia and Walnut Creek, California, and office space for our Mortgage banking division, primarily in Atlanta and Macon, Georgia.  See Note 8 to the “Notes to Consolidated Financial Statements” included in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Bank Premises and Equipment,” for additional information regarding our premises and equipment.

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

The shares of our Common Stock are traded under the symbol “CSFL” on the NASDAQ Global Select Market.  As of December 31, 2019, there are 125,173,597 shares of common stock outstanding.  As of this same date we have approximately 2,688 shareholders of record, as reported by our transfer agent, Continental Stock Transfer & Trust Company.

Dividends

We have historically paid cash dividends on a quarterly basis, on the last business day of the calendar quarter.  The following sets forth per share cash dividends paid during 2019 and 2018.

	2019	2018
1st Quarter	$0.11	$0.10
2nd Quarter	$0.11	$0.10
3rd Quarter	$0.11	$0.10
4th Quarter	$0.11	$0.10

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

Share Repurchases

A summary of our common stock repurchases during the fourth quarter of 2019 is set forth in the table below.

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
		Shares	Price paid	Announced Plans	the Plans or
Beginning Period	Ending Period	Purchased	per Share	or Programs	Programs
October 1, 2019	October 31, 2019	969,580	$23.50	958,726	797,006
November 1, 2019	November 30, 2019	---	---	---	797,006
December 1, 2019	December 31, 2019	292	$24.72	---	797,006
Total for quarter ending December 31, 2019		969,872	$23.50	958,726	797,006

During the fourth quarter of 2019, we repurchased 958,726 shares of our common stock, at an average price of approximately $23.48 per share, pursuant to our stock repurchase plan currently in place. We repurchased 11,146 shares of our common stock from our employees during the fourth quarter of 2019 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

Stock Plans

With respect to information regarding our securities authorized for issuance under equity incentive plans, the information contained in the section entitled “Equity Compensation Plan Information” in our Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders is incorporated herein by reference.

Performance Graph

Shares of our common stock are traded on the Nasdaq Global Select Market.  The following graph compares the yearly percentage change in cumulative shareholder return on the Company’s common stock, with the cumulative total return of the S&P 500 Index and the SNL Southeast Bank Index, since December 31, 2014 (assuming a $100 investment on December 31, 2014 and reinvestment of all dividends).

	2014	2015	2016	2017	2018	2019
CenterState Bank Corporation	100	132	214	221	184	222
S&P 500	100	101	114	138	132	174
SNL Southeast Bank Index	100	98	131	162	134	188

Item 6.	Selected Consolidated Financial Data

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

The following tables present a reconciliation of certain non-GAAP performance measures and ratios used by the Company to evaluate and measure the Company’s performance to the most directly comparable GAAP financial measures:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Income Statement Non-GAAP measures and ratios

Interest income (GAAP)
Loans, excluding purchase credit impaired ("PCI") loans	$584,359	$369,937	$187,584	$129,619	$101,051
PCI loans	33,766	35,944	32,388	34,006	40,645
Securities - taxable	48,432	42,723	22,598	18,920	16,460
Securities - tax-exempt	6,899	6,399	5,324	3,909	2,641
Federal funds sold and other	11,876	5,629	3,432	2,211	1,523
Total Interest income (GAAP)	685,332	460,632	251,326	188,665	162,320

Tax equivalent adjustment
Non PCI loans	1,229	1,442	3,185	1,487	819
Securities - tax-exempt	834	1,079	2,531	1,972	1,379
Total tax equivalent adjustment	2,063	2,521	5,716	3,459	2,198

Interest income - tax equivalent
Loans excluding PCI loans	585,588	371,379	190,769	131,106	101,870
PCI loans	33,766	35,944	32,388	34,006	40,645
Securities - taxable	48,432	42,723	22,598	18,920	16,460
Securities - tax-exempt	7,733	7,478	7,855	5,881	4,020
Federal funds sold and other	11,876	5,629	3,432	2,211	1,523
Total interest income - tax equivalent	687,395	463,153	257,042	192,124	164,518

Total Interest expense (GAAP)	(99,604)	(47,550)	(15,783)	(9,340)	(7,286)

Net interest income - tax equivalent	$587,791	$415,603	$241,259	$182,784	$157,232

Net interest income (GAAP)	$585,728	$413,082	$235,543	$179,325	$155,034

Yields and costs
Yield on loans excluding PCI - tax equivalent	5.38%	5.14%	4.59%	4.47%	4.49%
Yield on loans - tax equivalent	5.61%	5.50%	5.16%	5.26%	5.66%
Yield on securities tax-exempt - tax equivalent	3.51%	3.55%	4.33%	4.61%	5.01%
Yield on interest earning assets (GAAP)	5.02%	4.86%	4.46%	4.33%	4.66%
Yield on interest earning assets - tax equivalent	5.04%	4.89%	4.56%	4.41%	4.72%
Cost of interest bearing liabilities (GAAP)	1.09%	0.76%	0.44%	0.33%	0.32%
Net interest spread (GAAP)	3.93%	4.10%	4.02%	4.00%	4.34%
Net interest spread - tax equivalent	3.95%	4.13%	4.13%	4.08%	4.40%
Net interest margin (GAAP)	4.29%	4.36%	4.18%	4.12%	4.45%
Net interest margin - tax equivalent	4.31%	4.39%	4.28%	4.20%	4.51%

Efficiency ratio
Non-interest income (GAAP)	$166,060	$105,127	$65,175	$64,369	$37,450
Gain on sale of deposits	—	(611)	—	—	—
Gain on sale of trust department	—	—	(1,224)	—	—
Nonrecurring income	—	—	—	(308)	—
Adjusted non-interest income	$166,060	$104,516	$63,951	$64,061	$37,450

Net interest income before provision (GAAP)	$585,728	$413,082	$235,543	$179,325	$155,034
Total tax equivalent adjustment	2,063	2,521	5,716	3,459	2,198
Adjusted net interest income	$587,791	$415,603	$241,259	$182,784	$157,232

Income Statement Non-GAAP measures and ratios (continued)

	Years Ended December 31,
continued from previous page	2019	2018	2017	2016	2015
Non-interest expense	$446,907	$312,467	$186,485	$174,481	$126,082
Nonrecurring expense	—	—	—	(17,560)	—
Adjusted non-interest expense	$446,907	$312,467	$186,485	$156,921	$126,082

Efficiency ratio	59%	60%	61%	64%	65%

Analysis of changes in interest income and expense	Net Change December 31, 2019 versus 2018
	Volume	Rate	Net change
Loans - tax equivalent	$191,467	$20,564	$212,031
Securities - tax-exempt - tax equivalent	333	(78)	255
Total interest income - tax equivalent	203,329	20,913	224,242
Net interest income - tax equivalent	180,065	(7,877)	172,188

Analysis of changes in interest income and expense	Net Change December 31, 2018 versus 2017
	Volume	Rate	Net change
Loans - tax equivalent	$168,546	$15,620	$184,166
Securities - tax-exempt - tax equivalent	1,163	(1,540)	(377)
Total interest income - tax equivalent	188,674	17,437	206,111
Net interest income - tax equivalent	169,280	5,064	174,344

	Years Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Balance Sheet Non-GAAP measures and ratios

Total assets	$17,142,025	$12,337,588	$7,123,975	$5,078,559	$4,022,717
Goodwill	(1,204,417)	(802,880)	(257,683)	(106,028)	(76,739)
Intangible assets, net	(95,664)	(69,178)	(24,614)	(16,294)	(13,001)
Tangible assets	$15,841,944	$11,465,530	$6,841,678	$4,956,237	$3,932,977

Common stockholders' equity	$2,896,718	$1,971,344	$904,750	$552,457	$490,514
Goodwill	(1,204,417)	(802,880)	(257,683)	(106,028)	(76,739)
Intangible assets, net	(95,664)	(69,178)	(24,614)	(16,294)	(13,001)
Tangible common stockholders' equity	$1,596,637	$1,099,286	$622,453	$430,135	$400,774

Book value per common share	$23.14	$20.60	$15.04	$11.47	$10.79
Effect of intangible assets	$(10.39)	$(9.11)	$(4.69)	$(2.54)	$(1.97)
Tangible book value per common share	$12.76	$11.49	$10.35	$8.93	$8.82

Equity to total assets	16.90%	15.98%	12.70%	10.88%	12.19%
Effect of intangible assets	(6.82)%	(6.39)%	(3.60)%	(2.20)%	(2.00)%
Tangible common equity to tangible assets	10.08%	9.59%	9.10%	8.68%	10.19%

The selected consolidated financial data presented on the following page should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and footnotes thereto, of the Company at December 31, 2019 and 2018, and the three-year period ended December 31, 2019, presented elsewhere herein. Operating results for prior periods are not necessarily indicative of results that might be expected for any future period.

0

Selected Consolidated Financial Data

For the twelve-month period ending or as of December 31

(Dollars in thousands except for share and per share data)	2019	2018	2017	2016	2015
SUMMARY OF OPERATIONS:
Total interest income	$685,332	$460,632	$251,326	$188,665	$162,320
Total interest expense	(99,604)	(47,550)	(15,783)	(9,340)	(7,286)
Net interest income	585,728	413,082	235,543	179,325	155,034
Provision for loan losses	(10,585)	(8,283)	(4,958)	(4,962)	(4,493)
Net interest income after provision for loan losses	575,143	404,799	230,585	174,363	150,541
Non-interest income	101,137	71,150	35,617	30,363	9,883
Income from correspondent banking capital markets division	64,898	33,388	28,341	33,685	27,563
Net gain (loss) on sale of securities available for sale	25	(22)	(7)	13	4
Gain on sale of deposits	—	611	—	—	—
Gain on sale of trust department	—	—	1,224	—	—
Gain on extinguishment of debt	—	—	—	308	—
Loss on termination of FDIC loss share agreements	—	—	—	(17,560)	—
Non-interest expense	(446,907)	(312,467)	(186,485)	(156,921)	(126,082)
Income before income taxes	294,296	197,459	109,275	64,251	61,909
Income tax expense	(67,698)	(41,024)	(53,480)	(21,910)	(22,571)
Net income	$226,598	$156,435	$55,795	$42,341	$39,338
Earnings attributable to noncontrolling interest	1,202	—	—	—	—
Net income attributable to CeneterState Bank Corporation	$225,396	$156,435	$55,795	$42,341	$39,338
PER COMMON SHARE DATA:
Basic earnings per share	$1.88	$1.78	$0.97	$0.89	$0.87
Diluted earnings per share	$1.87	$1.76	$0.95	$0.88	$0.85
Common equity per common share outstanding	$23.14	$20.60	$15.04	$11.47	$10.79
Tangible common equity per common share outstanding	$12.76	$11.49	$10.35	$8.93	$8.82
Dividends per common share	$0.44	$0.40	$0.24	$0.16	$0.07
Actual shares outstanding	125,173,597	95,679,596	60,161,334	48,146,981	45,459,195
Weighted average common shares outstanding	119,746,949	87,641,220	57,244,698	47,409,142	45,182,224
Diluted weighted average common shares outstanding	120,603,823	88,758,853	58,340,813	48,191,523	45,788,632
BALANCE SHEET DATA:
Assets	$17,142,025	$12,337,588	$7,123,975	$5,078,559	$4,022,717
Total loans	11,983,943	8,340,504	4,773,221	3,429,747	2,593,776
Allowance for loan losses	40,655	39,770	32,825	27,041	22,264
Total deposits	13,136,392	9,477,336	5,560,523	4,152,544	3,215,178
Other borrowed funds	633,334	713,132	558,570	290,413	252,722
Corporate and subordinated debentures	71,343	32,415	26,192	25,958	24,093
Common stockholders’ equity	2,896,718	1,971,344	904,750	552,457	490,514
Total stockholders’ equity	2,896,718	1,971,344	904,750	552,457	490,514
Tangible capital	1,596,637	1,099,286	622,453	430,135	400,774
Goodwill	1,204,417	802,880	257,683	106,028	76,739
Core deposit intangible (CDI)	91,157	66,225	24,063	15,510	12,164
Other intangible assets	4,507	2,953	551	784	837
Average total assets	15,915,885	10,950,654	6,341,159	4,864,151	3,928,523
Average loans	11,041,121	7,407,765	4,326,325	3,140,343	2,518,572
Average interest earning assets	13,638,936	9,475,205	5,631,772	4,356,455	3,484,739
Average deposits	12,278,626	8,545,623	5,107,495	3,991,078	3,178,569
Average interest bearing deposits	8,492,276	5,627,353	3,271,415	2,568,605	2,038,955
Average interest bearing liabilities	9,121,123	6,247,314	3,612,651	2,834,392	2,278,427
Average total common equity	2,661,800	1,662,815	819,626	531,734	471,130
Average total equity	2,667,709	1,662,815	819,626	531,734	471,130

Selected Consolidated Financial Data - continued

For the twelve-month period ending or as of December 31

	2019	2018	2017	2016	2015
SELECTED FINANCIAL RATIOS:
Return on average assets	1.42%	1.43%	0.88%	0.87%	1.00%
Return on average common equity	8.47%	9.41%	6.81%	7.96%	8.35%
Dividend payout	24%	23%	25%	18%	8%
Efficiency ratio (1)	59%	60%	61%	64%	65%
Net interest margin, tax equivalent basis (2)	4.31%	4.39%	4.28%	4.20%	4.51%
Net interest spread, tax equivalent basis (3)	3.95%	4.13%	4.13%	4.08%	4.40%

CAPITAL RATIOS:
Tier 1 leverage ratio	9.74%	10.04%	9.82%	9.11%	10.53%
Risk-based capital
Common equity Tier 1	11.34%	11.86%	11.46%	11.27%	14.39%
Tier 1	11.34%	12.27%	11.96%	11.83%	14.99%
Total	12.19%	12.70%	12.57%	12.54%	15.79%
Tangible common equity ratio	10.08%	9.59%	9.10%	8.68%	10.19%

ASSET QUALITY RATIOS:
Net charge-offs to average loans (4)	0.09%	0.02%	(0.02)%	0.00%	0.09%
Allowance to period end loans (4)	0.34%	0.48%	0.71%	0.82%	0.93%
Allowance for loan losses to non-performing loans (4)	105%	168%	188%	140%	106%
Non-performing assets to total assets (4)	0.26%	0.22%	0.30%	0.52%	0.56%

OTHER DATA:
Banking locations	149	126	78	67	57
Full-time equivalent employees	2,756	2,113	1,200	952	784
(1)

Efficiency ratio is non-interest expense (less non-recurring items such as the merger-related expenses, gain on sale of deposits, gain on sale of trust department and gain on early extinguishment of debt) divided by the sum of the tax equivalent net interest income before the provision for loan losses plus non-interest income (less non-recurring items such as the loss on termination of FDIC loss share agreements).

(2)	Net interest margin is net interest income divided by total average earning assets.
(3)	Net interest spread is the difference between the average yield on earning assets and the average yield on average interest bearing liabilities.
(4)	Excludes purchased credit-impaired loans.

Quarterly Financial Information

The following table sets forth, for the periods indicated, certain consolidated quarterly financial information.  This information is derived from our unaudited financial statements which include, in the opinion of management, all normal recurring adjustments which management considers necessary for a fair presentation of the results for such periods.  The sum of the four quarters of earnings per share may not equal the total earnings per share for the full year due to rounding and the issuance of stock related to the NCOM acquisition in 2019 and the Sunshine, HCBF and Charter acquisitions in 2018. This information should be read in conjunction with our “Consolidated Financial Statements” and the notes thereto included elsewhere in this document.  The results for any quarter are not necessarily indicative of results for future periods.

Selected Quarterly Data

(unaudited)

	2019				2018
(Dollars in thousands except for per share data)	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Interest income	$183,872	$183,925	$185,253	$132,282	$132,181	$114,663	$110,629	$103,159
Interest expense	(25,947)	(28,978)	(26,572)	(18,107)	(16,499)	(12,810)	(10,100)	(8,141)
Net interest income	157,925	154,947	158,681	114,175	115,682	101,853	100,529	95,018
Provision for loan losses	(3,048)	(3,692)	(2,792)	(1,053)	(2,100)	(1,950)	(2,933)	(1,300)
Net interest income after provision for loan losses	154,877	151,255	155,889	113,122	113,582	99,903	97,596	93,718
Non-interest income	26,970	27,470	26,414	20,283	22,503	18,808	15,513	14,937
Correspondent banking and capital markets division income	23,346	21,018	11,534	9,000	9,893	8,296	7,076	8,123
Gain on sales of securities available for sale	13	—	(5)	17	—	—	—	(22)
Non-interest expenses	(113,409)	(127,036)	(121,989)	(84,473)	(79,520)	(77,339)	(79,612)	(75,996)
Income before income tax	91,797	72,707	71,843	57,949	66,458	49,668	40,573	40,760
Income tax expense	(20,665)	(17,006)	(16,721)	(13,306)	(15,807)	(11,683)	(8,410)	(5,124)
Net income before earnings attributable to noncontrolling interest	71,132	55,701	55,122	44,643	50,651	37,985	32,163	35,636
Earnings attributable to noncontrolling interest	—	(603)	(599)	—	—	—	—	—
Net income	$71,132	$55,098	$54,523	$44,643	$50,651	$37,985	$32,163	$35,636

Basic earnings per common share	$0.57	$0.43	$0.42	$0.47	$0.53	$0.43	$0.38	$0.43
Diluted earnings per common share	$0.56	$0.43	$0.42	$0.46	$0.52	$0.43	$0.38	$0.42

The 2019 results were impacted by the merger and acquisition related expenses due to the 2019 acquisition of NCOM as reflected in the table above.  The 2018 results were impacted by the merger and acquisition related expenses due to the 2018 acquisitions of Sunshine, HCBF and Charter as reflected in the table above. The acquisitions resulted in continuous increase in net interest income to the extent of the earning assets and deposits acquired while limiting the additional non-interest expense due to significant cost reductions related to the consolidation of back office operations and elimination of branch redundancies created by the acquisitions.  The further improvement of the quarterly results in 2019 compared to the quarterly results of 2018 are primarily a reflection of the benefits of the NCOM and Charter acquisitions, an increase in correspondent banking revenue due to higher interest rate swap revenue in the correspondent banking division and an increase in SBA and mortgage banking revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(All dollar amounts in this Item 7 are in thousands of dollars, except shares and per share data or when specifically identified.)

Our discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of our Company at December 31, 2019 and 2018, and the results of operations for the years ended December 31, 2019, 2018 and 2017.  This discussion should be read in conjunction with the Consolidated Financial Statements and related footnotes of our Company presented elsewhere herein.

Executive Summary

Organizational structure

Our Consolidated Financial Statements include the accounts of CenterState Bank Corporation (the “Parent Company,” “Company,” “Corporate,” “CenterState,” “Holding Company”, “CSFL”, “we” or “our”), our wholly owned subsidiary bank, CenterState Bank, N.A. (“CSB” or the “Bank”), our non-bank subsidiaries, R4ALL, Inc. (“R4ALL”) and CSFL Insurance Corp (“CSFL IC”).

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

We also operate a correspondent banking and capital markets service division through our Bank for over 650 small and medium sized community banks throughout the United States. Based primarily in Atlanta, Georgia and Birmingham, Alabama, this division earns commissions on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities. The Bank also owns CBI, which in turn owns Corporate Billing, a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and services providers throughout the United States and Canada.

In addition to our organic growth, we have grown through acquisitions.  Listed below are our acquisitions since 2016.

•	Community Bank of South Florida, Inc. (“Community”), in March 2016, which added approximately $453 million in deposits;

•	Hometown of Homestead Banking Company (“Hometown”), in March 2016, which added approximately $253 million in deposits;
•	Platinum Bank Holding Company (“Platinum”), in April 2017, which added approximately $520 million in deposits;

•	Gateway Financial Holdings of Florida, Inc. (“Gateway”) in May 2017, which added approximately $708 million in deposits;

•	HCBF Holding Company, Inc. (“HCBF”), in January 2018, which added approximately $719 million in deposits;

•	Sunshine Bancorp, Inc. (“Sunshine”), also in January 2018, which added approximately $1.8 billion in deposits;

•	Charter Financial Corporation (“Charter”), in September 2018, which added approximately $1.3 billion in deposits; and

•	National Commerce Corporation (“NCOM”), in April 2019, which added approximately $3.5 billion in deposits.

In addition to the Bank, we own R4ALL, Inc., which acquires and disposes of troubled assets and CSFL IC, which operates as a captive insurance subsidiary pursuant to section 831(b) of the U.S. Tax Code.

At December 31, 2019, we had total consolidated assets of $17.1 billion, total consolidated loans of $12.0 billion, total consolidated deposits of $13.1 billion, and total consolidated common stockholders’ equity of $2.9 billion.

At the Holding Company level, we perform functions that include strategic planning, merger and acquisition functions, investor relations, capital management, financial reporting, income tax management and reporting and generally oversee and monitor the activities of our Bank.  All of the operating activities associated with and related to the commercial and retail banking business, as well as the correspondent banking business, is performed and managed at the Bank.

A Condensed Consolidating Balance Sheet at December 31, 2019 and a Condensed Consolidating Statement of Operations for the year ending December 31, 2019 are presented below.

Condensed Consolidating Balance Sheet		CSFL	Risk		Parent
At December 31, 2019	CSB	IC	Mgmt	R4ALL	Co.	Eliminations	Consolidated
Cash and due from banks	$325,917	$4,030	$—	$135	$5,168	$(9,082)	$326,168
Federal funds sold and Federal Reserve deposits	163,890	—	—	—	—	—	163,890
Cash and cash equivalents	489,807	4,030	—	135	5,168	(9,082)	490,058
Investment securities	2,094,614	—	—	—	—	—	2,094,614
Loans held for sale	142,801	—	—	—	—	—	142,801
Purchase credit impaired ("PCI") loans	135,468	—	—	—	—	—	135,468
Loans, excluding PCI loans	11,848,408	—	—	67	—	—	11,848,475
Allowance for loan losses	(40,652)	—	—	(3)	—	—	(40,655)
Bank premises and equipment, net	296,379	—	—	—	327	—	296,706
Right-of-use operating lease assets	32,163	—	—	—	270	(270)	32,163
Goodwill	1,204,417	—	—	—	—	—	1,204,417
Other intangible assets, net	95,664	—	—	—	—	—	95,664
Other repossessed real estate owned	5,092	—	—	—	—	—	5,092
Investment in subsidiaries	—	—	—	—	2,970,471	(2,970,471)	—
All other assets	832,087	1,152	—	2	5,253	(1,272)	837,222
Total assets	$17,136,248	$5,182	$—	$201	$2,981,489	$(2,981,095)	$17,142,025

Deposits	$13,145,474	$—	$—	$—	$—	$(9,082)	$13,136,392
Other borrowings	622,334	—	—	—	82,343	—	704,677
All other liabilities	401,401	1,951	—	—	2,428	(1,542)	404,238
Total stockholders’ equity	2,967,039	3,231	—	201	2,896,718	(2,970,471)	2,896,718
Total liabilities and stockholders' equity	$17,136,248	$5,182	$—	$201	$2,981,489	$(2,981,095)	$17,142,025

Condensed Consolidating Statement of Operations		CSFL	Risk		Parent
For the twelve-month period ending December 31, 2019	CSB	IC	Mgmt	R4ALL	Co.	Eliminations	Consolidated
Interest income	$685,250	$—	$82	$—	$—	$—	$685,332
Interest expense	(95,229)	—	—	—	(4,375)	—	(99,604)
Net interest income	590,021	—	82	—	(4,375)	—	585,728
Provision for loan losses	(10,585)	—	—	—	—	—	(10,585)
Net interest income after loan loss provision	579,436	—	82	—	(4,375)	—	575,143
Non-interest income	168,978	1,115	919	—	232,108	(237,060)	166,060
Non-interest expense	(445,992)	(444)	(51)	—	(5,372)	4,952	(446,907)
Net income before income tax provision	302,422	671	950	—	222,361	(232,108)	294,296
Income tax (provision) benefit	(70,734)	(1)	2	—	3,035	—	(67,698)
Noncontrolling interest	(1,202)	—	—	—	—	—	(1,202)
Net income	$230,486	$670	$952	$—	$225,396	$(232,108)	$225,396

Through our Bank, we conduct commercial and retail banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial real estate loans, residential real estate loans, construction, development and land loans, and commercial loans and consumer loans.  Most of our loans are secured by real estate located in Florida, Georgia and Alabama.

Our strategy is to grow organically and by acquisition in our market areas or close to it.  In pursuing this strategy, we seek lending teams and companies that are culturally similar to us, that are experienced and are located in our markets or in markets close to us so we can achieve economies of scale.  We established mortgage line of business led by an experienced mortgage lending team, and an SBA business and intend to grow those business lines in our markets, thus increasing our non-interest income.  We also closed two acquisitions in 2017, three acquisitions in 2018, and closed one additional acquisition during 2019.

Our profitability depends primarily on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e. customer deposits and borrowed funds).  Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances.  Net interest income is dependent upon the interest rate spread which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities.  The interest rate spread is impacted by interest rates, deposit flows, and loan demand.  Additionally, our profitability is affected by such factors as the level of non-interest income and expenses, the provision for credit losses, and the effective tax rate.  Non-interest income consists primarily of service fees on deposit accounts and related services, and also includes commissions earned on bond sales, brokering single family home loans, sale of mutual funds, annuities and other non-traditional and non-insured investments.  Non-interest expense consists of compensation, employee benefits, occupancy and equipment expenses, and other operating expenses.

 Correspondent banking division

The correspondent banking and capital markets division is integrated with and part of our Bank, although the majority of our bond salesmen, traders and operations personnel are physically housed in facilities located in Atlanta, Georgia and Birmingham, Alabama.  Its primary revenue generating activities are related to the capital markets division which includes commissions earned on fixed income security sales, fees from hedging services, loan brokerage fees and consulting fees for services related to these activities.  Income generated related to the correspondent banking services includes spread income earned on correspondent bank deposits (i.e. federal funds purchased) and fees generated from safe-keeping activities, bond accounting services, asset/liability consulting services, international wires, clearing and corporate checking account services and other correspondent banking related services.  The fees derived from the correspondent banking services are less volatile than those generated through the capital markets group. The customer base includes small to medium size financial institutions located throughout the United States.

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

We use a standardized loan grading system which is integral to our risk assessment function related to lending.  Loan officers and portfolio managers assign a loan grade to newly originated loans in accordance with the standard loan grades.  Throughout the lending relationship, the loan officer, portfolio manager, and Special Assets Department are responsible for periodic reviews, and if warranted will downgrade or upgrade a particular loan based on specific events and/or analyses.  We use a loan risk rating system of 1 through 8. Grade 1 is “excellent” and grade 8 is “doubtful.”   Loans graded 6 or higher are placed on a watch list each month end and reported to the special asset committee, which includes the Bank’s Chief Credit Officer, Director of Credit Administration Services (“DCS”), Controller, Special Assets Manager (“SAM”) and Special Assets officers.  Our loan review department, which is independent of the lending function periodically reviews loan portfolios and lending relationships.  The loan review department may disagree with the Bank’s grade on a particular loan and subsequently downgrade or upgrade such loan(s) based on the department’s risk analysis. Loan review seeks input from anyone with information relating to the credit in order to make an informed conclusion and after review, will make the final risk rating decision.

Our DCS and SAM and their teams are responsible for identifying and reporting all impaired loans, non-accrual loans, troubled debt restructures or TDRs and other real estate owned or OREO.  They hold monthly meetings with our Controller and Special Assets Credit Administrator (“SACA”) who along with the SAM, are ultimately responsible for preparing the Company’s allowance for loan loss calculations each quarter.  The Company’s CFO and others also attend these meetings periodically.  The DCS, SAM and their teams make sure that all non-performing loans subject to FASB Accounting Standards Codification No. 310 (“ASC 310”), as well as OREO properties, have a current appraisal (less than one-year-old) and that the asset is written down to 90% of the current appraisal, or less under certain circumstances, such as a listing price in the case of OREO.  The purpose of the meetings is to allow the sharing of information with senior management.

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

Goodwill and Intangible Assets

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  Goodwill is the only intangible asset with an indefinite life on our balance sheet.  We have $1.2 billion of goodwill on our “Consolidated Balance Sheets” at December 31, 2019.  Other acquired intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions.  They are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives, generally 10 years.

Goodwill and intangible assets are described further in Note 9 of the “Notes to Consolidated Financial Statements.”

Income Taxes

We determine our income tax expense based on management’s judgments and estimates regarding permanent differences in the treatment of specific items of income and expense for financial statement and income tax purposes. These permanent differences result in an effective tax rate, which differs from the federal statutory rate. In addition, we recognize deferred tax assets and liabilities, recorded in the “Consolidated Statements of Financial Condition”, based on management’s judgment and estimates regarding timing differences in the recognition of income and expenses for financial statement and income tax purposes.

We must also assess the likelihood that any deferred tax assets will be realized through the reduction or refund of taxes in future periods and establish a valuation allowance for those assets for which recovery is not more likely than not. In making this assessment, management must make judgments and estimates regarding the ability to realize the asset through carryback to taxable income in prior years, the future reversal of existing taxable temporary differences, future taxable income, and the possible application of future tax planning strategies. Management believes that it is more likely than not that deferred tax assets included in the accompanying “Consolidated Statements of Financial Condition” will be fully realized, although there is no guarantee that those assets will be recognizable in future periods. We have a net deferred tax asset of $28.8 million in our “Consolidated Balance Sheets” at December 31, 2019.  For additional discussion of income taxes, see Notes 1 and 15 of “Notes to Consolidated Financial Statements.”

Purchased Non-Credit Impaired and Credit Impaired (“PCI”) Loans

We account for acquisitions under the purchase accounting method. All identifiable assets acquired and liabilities assumed are recorded at fair value. Loans are valued by management with the assistance of third-party specialists using a discounted cash flow method. Under this approach, the assumptions include prepayment, probability of default, loss given default, recovery lags and discount rates. The expected credit losses are estimated based on the probability of default and loss given default assumptions. The probability of default and loss given default assumptions were estimated based on credit quality and loan characteristics for each loan.

We elect to account for loans acquired with deteriorated credit quality since origination due to certain conditions including loans on non-accrual status, loans with insufficient cash flow, loans that are delinquent, loans with high loan-to-value ratios, loans in process of foreclosure or any TDR with loss potential in accordance with guidance outlined in ASC 310-30. For each acquisition, these PCI loans are aggregated into pools based on common risk characteristics and each pool then is accounted as a single asset with a single composite interest rate and an aggregate expectation of cash flow. For the loan portfolios acquired through the FDIC-assisted failed bank acquisitions, we aggregated commercial, consumer, and residential loans into pools of loans with common risk characteristics for each failed institution acquired.

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

The Company records these loans on the acquisition date at their net realizable value. Thus, an allowance for estimated future losses is not established on the acquisition date. We refine our estimates of the fair value of loans acquired for up to one year from the date of acquisition. Subsequent to the date of acquisition, we update the expected future cash flows on each acquired pool as frequently as on a quarterly, no less than annually. The review frequency is determined based on our discretion.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Net Income

Our net income for the year ended December 31, 2019 was $225,396 or $1.88 and $1.87 per share basic and diluted, respectively, compared to $156,435 or $1.78 and $1.76 per share basic and diluted for the year ended December 31, 2018.  The increase of $68,961 between both years was primarily due to the increase in income producing assets from the acquisition of NCOM on April 1, 2019 and Charter on September 1, 2018.

Net Interest Income/Margin

Net interest income consists of interest income generated by earning assets, less interest expense.

Net interest income increased $172,646, or 42% to $585,728 during the year ended December 31, 2019 compared to $413,082 for the same period in 2018.  The increase was the result of a $224,700 increase in interest income offset by a $52,054 increase in interest expense.

Interest earning assets averaged $13,638,936 during the year ended December 31, 2019 as compared to $9,475,205 for the same period in 2018, an increase of $4,163,731, or 43.9%.  The yield on average interest earning assets increased 16 basis points (“bps”) to 5.02% (15 bps to 5.04% tax equivalent basis) during the year ended December 31, 2019, compared to 4.86% (4.89% tax equivalent basis) for the same period in 2018.  The combined net effects of the $4,163,731 increase in average interest earning assets and the increase in yields on average interest earning assets resulted in the $224,700 ($224,242 tax equivalent basis) increase in interest income between the two years.

Interest bearing liabilities averaged $9,121,123 during the year ended December 31, 2019 as compared to $6,247,314 for the same period in 2018, an increase of $2,873,809, or 46%.  The cost of average interest bearing liabilities increased 33 bps to 1.09% during the year ended December 31, 2019, compared to 0.76% for 2018.  The combined net effects of the $2,873,809 increase in average interest bearing liabilities and the 33 bps increase in cost of average interest bearing liabilities resulted in the $52,054 increase in interest expense between the two years.  See the tables “Average Balances – Yields & Rates,” and “Analysis of Changes in Interest Income and Expenses” below.

Average Balances (8) – Yields & Rates

	Years Ended December 31,
	2019			2018
	Average	Interest	Average	Average	Interest	Average
	Balance	Inc / Exp	Rate	Balance	Inc / Exp	Rate
ASSETS:
Originated loans, excluding PCI (notes 1, 2 and 8)	$5,041,236	$251,360	4.99%	$3,505,332	$162,906	4.65%
Acquired loans, excluding PCI (notes 8 and 9)	5,849,339	334,228	5.71%	3,725,861	208,473	5.60%
PCI loans (note 10)	150,546	33,766	22.43%	176,572	35,944	20.36%
Securities - taxable	1,761,124	48,432	2.75%	1,580,506	42,723	2.70%
Securities - tax exempt (note 8)	220,382	7,733	3.51%	210,905	7,478	3.55%
Fed funds sold and other (note 3)	616,309	11,876	1.93%	276,029	5,629	2.04%
Total interest earning assets	13,638,936	687,395	5.04%	9,475,205	463,153	4.89%

Allowance for loan losses	(39,858)			(35,887)
All other assets	2,316,807			1,511,336
Total assets	$15,915,885			$10,950,654

LIABILITIES & EQUITY:
Deposits:
Now	$2,299,647	$9,131	0.40%	$1,531,007	$3,367	0.22%
Money Market	3,223,763	35,386	1.10%	1,900,642	10,571	0.56%
Savings	748,332	1,353	0.18%	703,021	877	0.12%
Time deposits (note 4)	2,220,534	37,229	1.68%	1,492,683	18,444	1.24%
Repurchase agreements	73,314	1,106	1.51%	54,344	632	1.16%
Fed funds purchased	286,179	6,563	2.29%	250,499	5,062	2.02%
Other borrowed funds (note 5)	207,663	5,110	2.46%	280,313	6,384	2.28%
Corporate and subordinated debenture (notes 11 and 12)	61,691	3,726	6.04%	34,805	2,213	6.36%
TOTAL INTEREST BEARING LIABILITIES	9,121,123	99,604	1.09%	6,247,314	47,550	0.76%

Demand deposits	3,786,350			2,918,270
Other liabilities	340,703			122,255
Total equity	2,667,709			1,662,815
TOTAL LIABILITIES AND EQUITY	$15,915,885			$10,950,654

Net interest spread (tax equivalent basis) (note 6)			3.95%			4.13%
Net interest income (tax equivalent basis)		$587,791			$415,603
Net interest margin (tax equivalent basis) (note 7)			4.31%			4.39%

(1)      Loan balances are net of deferred origination fees and costs.

(2)	Interest income on average loans includes amortization of loan fee recognition of $2,284 and $2,531 for the years ended December 31, 2019 and 2018, respectively.
(3)	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock, Federal Home Loan Bank stock and other equity stocks.
(4)	Includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($3,838) and ($1,775).
(5)	Includes securities sold under agreements to repurchase, Federal Home Loan Bank advances and subordinated notes.
(6)	Represents the average rate earned on interest earning assets minus the average rate paid on interest bearing liabilities (Non-GAAP).
(7)	Represents net interest income divided by total interest earning assets (Non-GAAP).
(8)

Interest income and rates include the effects of a tax equivalent adjustment using applicable statutory tax rates to adjust tax-exempt interest income on tax-exempt investment securities and loans to a fully taxable basis (Non-GAAP).

(9)	Interest income on acquired loans, excluding PCI, includes amortization of loan discounts of $35,622 and $22,390.
(10)	PCI loans are accounted for pursuant to ASC 310-30. Interest income on PCI loans includes amortization of loan discounts of $24,478 and $26,381.
(11)	Includes amortization of fair value adjustments related to various assumptions of corporate debentures of $351 during both years ended December 31, 2019 and 2018.
(12)	Includes accretion of fair value adjustments related to an assumption of subordinated debt of $225 during the year ended December 31, 2019.

Non-accrual loans:  A loan is moved to non-accrual status in accordance with our policy typically after 90 days of non-payment, or less than 90 days of non-payment if management determines that the full timely collection of principal and interest becomes doubtful, excluding factored receivables.  For CBI’s factored receivables, which are commercial trade credits rather than promissory notes, the Company’s practice, in most cases, is to charge-off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date.  Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful, excluding factored receivables.  For CBI’s factored receivables, which are commercial trade credits rather than promissory notes, the Company’s practice, in most cases, is to charge-off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date.  Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  All interest accrued but not received for loans placed on non-accrual, is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Analysis of Changes in Interest Income and Expenses

	Net Change Dec 31, 2019 versus 2018
			Net
	Volume	Rate	Change
INTEREST INCOME
Loans (tax equivalent basis)	$191,467	$20,564	$212,031
Securities – taxable	4,956	753	5,709
Securities – tax exempt	333	(78)	255
Federal funds sold and other	6,573	(326)	6,247
TOTAL INTEREST INCOME (tax equivalent basis)	$203,329	$20,913	$224,242

INTEREST EXPENSE
Deposits
NOW accounts	$2,213	$3,551	$5,764
Money market accounts	10,346	14,469	24,815
Savings	60	416	476
Time deposits	10,847	7,938	18,785
Repurchase agreements	256	218	474
Federal funds purchased	771	730	1,501
Other borrowed funds	(1,084)	1,354	270
Corporate debentures	(145)	114	(31)
TOTAL INTEREST EXPENSE	$23,264	$28,790	$52,054

NET INTEREST INCOME (tax equivalent basis)	$180,065	$(7,877)	$172,188

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

Provision for Loan Losses

The provision for loan losses increased $2,302 to $10,585 during the year ending December 31, 2019 compared to a provision of $8,283 for the comparable period in 2018.  Our policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio.  The allowance is increased by the provision for loan losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs.  Therefore, the provision for loan losses (Income Statement effect) is a residual of management’s determination of allowance for loan losses (Balance Sheet approach).  In determining the adequacy of the allowance for loan losses, we consider those levels maintained by conditions of individual borrowers, the historical loan loss experience, the general economic environment, the overall portfolio composition, and other information.  As these factors change, the level of loan loss provision changes.  Net changes resulting from a mixture of decreases and increases in the Company’s various two-year historical loss factors and qualitative factors affected the net change.  See “Credit Quality and Allowance for Loan Losses” regarding the allowance for loan losses for additional information.

Non-Interest Income

Non-interest income for the year ended December 31, 2019 was $166,060 compared to $105,127 for the comparable period in 2018.  This increase of $60,933 was the result of the following components listed in the table below.

			$	%
			Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Correspondent banking capital markets revenue	$60,373	$28,884	$31,489	109.0%
Other correspondent banking related revenue	4,525	4,504	21	0.5%
Wealth management related revenue	3,161	2,657	504	19.0%
Service charges on deposit accounts	30,168	22,831	7,337	32.1%
Debit, prepaid, ATM and merchant card related fees	18,399	16,243	2,156	13.3%
Bank owned life insurance income	7,801	5,976	1,825	30.5%
Gain on sale of bank properties held for sale	1,408	2,675	(1,267)	(47.4)%
Mortgage banking revenue	29,553	12,610	16,943	134.4%
Small business administration loans revenue	5,136	3,532	1,604	45.4%
Other non-interest income	5,511	4,626	885	19.1%
Gain (loss) on sale of securities	25	(22)	47	213.6%
Subtotal	166,060	104,516	61,544	58.9%
Gain on sale of deposits	—	611	(611)	(100.0)%
Total non-interest income	$166,060	$105,127	$60,933	58.0%

As shown in the table above, the increase in non-interest income year-to-year is in part due to an increase in correspondent banking capital markets revenue mainly due to higher interest rate swap revenue during the current year compared to the same period in 2018.  The decline in interest rates and the flattening of the yield curve led to strong demand from our correspondent bank customers for interest rate swaps in order to allow them to meet demand from our correspondent bank customers’ clients for longer-term fixed rate loans.

Mortgage banking revenue increased $16,943 during the current year compared to 2018, which is primarily attributable to higher demand for mortgage loans due to the decline in interest rates, thus leading to increased revenue from realized gains on the sale of loans held for sale and the addition of NCOM, which had a significant mortgage banking division.  Other increases in non-interest income between the periods presented are mainly attributable to a full year impact of the Charter acquisition, which was completed in September 2018 and the NCOM acquisition, which was completed in April 2019.

Non-Interest Expense

Non-interest expense for the year ended December 31, 2019 increased $134,440, or 43.0%, to $446,907, compared to $312,467 for 2018.  The table below breaks down the individual components.

			$	%
			Increase	Increase
	2019	2018	(Decrease)	(Decrease)
Employee salaries and wages	$205,867	$133,945	$71,922	53.7%
Employee incentive/bonus compensation	27,408	13,131	14,277	108.7%
Employee stock based compensation	5,149	4,193	956	22.8%
Employer 401K matching contributions	5,598	3,444	2,154	62.5%
Deferred compensation expense	1,546	641	905	141.2%
Health insurance and other employee benefits	15,070	12,237	2,833	23.2%
Payroll taxes	13,188	9,180	4,008	43.7%
Other employee related expenses	3,915	5,396	(1,481)	(27.4)%
Incremental direct cost of loan origination	(17,507)	(9,849)	(7,658)	(77.8)%
Total salaries, wages and employee benefits	260,234	172,318	87,916	51.0%

Gain on sale of OREO	(428)	(1,933)	1,505	77.9%
Valuation write down of OREO	395	482	(87)	(18.0)%
(Gain) loss on repossessed assets other than real estate	(25)	138	(163)	(118.1)%
Foreclosure and repossession related expenses	3,221	2,815	406	14.4%
Total credit related fees	3,163	1,502	1,661	110.6%

Occupancy expense	28,350	20,897	7,453	35.7%
Depreciation of premises and equipment	14,438	9,788	4,650	47.5%
Supplies, stationary and printing	3,234	2,498	736	29.5%
Marketing expenses	7,540	6,235	1,305	20.9%
Data processing expense	19,605	14,308	5,297	37.0%
Legal, auditing and other professional fees	8,870	6,163	2,707	43.9%
Bank regulatory related expenses	5,048	4,885	163	3.3%
Postage and delivery	3,967	2,961	1,006	34.0%
ATM and debit card related expenses	5,501	4,253	1,248	29.3%
Amortization of intangibles	16,030	10,018	6,012	60.0%
Internet and telephone banking	4,018	3,178	840	26.4%
Operational write-offs and losses	3,643	2,284	1,359	59.5%
Correspondent accounts and Federal Reserve charges	1,565	1,077	488	45.3%
Conferences/Seminars/Education/Training	2,526	1,379	1,147	83.2%
Director fees	1,819	1,281	538	42.0%
Travel expenses	2,543	1,051	1,492	142.0%
Impairment on bank property held for sale	1,736	2,667	(931)	(34.9)%
Other expenses	13,820	8,812	5,008	56.8%
Subtotal	407,650	277,555	130,095	46.9%
Merger, acquisition and conversion related expenses	39,257	34,912	4,345	12.4%
Total non-interest expense	$446,907	$312,467	$134,440	43.0%

Excluding merger, acquisition and conversion related expenses, total non-interest expense increased $130,095 or 46.9% year to year as shown in the above table.  The majority of the increases in the various expense categories presented above, such as employee salaries and wages, other employee related benefits, occupancy expense and amortization of intangibles are primarily due to our acquisition of NCOM on April 1, 2019 and a full-year impact of the Charter acquisition on September 1, 2018.

Income Tax Provision

We recognized an income tax expense for the year ended December 31, 2019 of $67,698 (an effective tax rate of 23.1%) compared to $41,024 (an effective tax rate of 20.8%) for the year ended December 31, 2018.  The primary reason for the increase was due to higher revenue resulting in higher taxable income.  In addition, the Company recorded excess tax benefits on stock awards of $999 in 2019 compared to $6,149 in 2018, which contributed to the lower effective tax rate in 2018.  During 2019, the Company also recorded a one-time charge to its net deferred tax asset of approximately $987 to reflect a state income tax rate reduction in Florida and Georgia effective January 1, 2019.

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

Analysis of Changes in Interest Income and Expenses

	Net Change Dec 31, 2018 versus 2017
			Net
	Volume	Rate	Change
INTEREST INCOME
Loans (tax equivalent basis)	$168,546	$15,620	$184,166
Securities – taxable	17,386	2,739	20,125
Securities – tax exempt	1,163	(1,540)	(377
Federal funds sold and other	1,579	618	2,197
TOTAL INTEREST INCOME (tax equivalent basis)	$188,674	$17,437	$206,111

INTEREST EXPENSE
Deposits
NOW accounts	$873	$1,436	$2,309
Money market accounts	3,542	3,542	7,084
Savings	270	128	398
Time deposits	8,055	4,334	12,389
Repurchase agreements	70	316	386
Federal funds purchased	(156)	2,229	2,073
Other borrowed funds	6,185	80	6,265
Corporate debentures	555	308	863
TOTAL INTEREST EXPENSE	$19,394	$12,373	$31,767

NET INTEREST INCOME (tax equivalent basis)	$169,280	$5,064	$174,344
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

			$	%
			Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Correspondent banking capital markets revenue	$28,884	$23,520	$5,364	22.8%
Other correspondent banking related revenue	4,504	4,821	(317)	(6.6)%
Wealth management related revenue	2,657	3,554	(897)	(25.2)%
Service charges on deposit accounts	22,831	14,986	7,845	52.3%
Debit, prepaid, ATM and merchant card related fees	16,243	9,035	7,208	79.8%
Bank owned life insurance income	5,976	3,293	2,683	81.5%
Gain on sale of bank properties held for sale	2,675	340	2,335	686.8%
Mortgage banking revenue	12,610	1,511	11,099	734.5%
Other service charges and fees	8,158	2,898	5,260	181.5%
Loss on sale of securities	(22)	(7)	(15)	(214.3)%
Subtotal	104,516	63,951	40,565	63.4%
Gain on sale of deposits	611	—	—	NM
Gain on sale of trust department	—	1,224	(1,224)	(100.0)%
Total non-interest income	$105,127	$65,175	$39,952	61.3%

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

			$	%
			Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Employee salaries and wages	$133,945	$82,348	$51,597	62.7%
Employee incentive/bonus compensation	13,131	10,456	2,675	25.6%
Employee stock based compensation	4,193	4,580	(387)	(8.4)%
Employer 401K matching contributions	3,444	2,249	1,195	53.1%
Deferred compensation expense	641	568	73	12.9%
Health insurance and other employee benefits	12,237	7,229	5,008	69.3%
Payroll taxes	9,180	5,458	3,722	68.2%
Other employee related expenses	5,396	1,930	3,466	179.6%
Incremental direct cost of loan origination	(9,849)	(5,406)	(4,443)	(82.2)%
Total salaries, wages and employee benefits	172,318	109,412	62,906	57.5%

Gain on sale of OREO	(1,933)	(876)	(1,057)	(120.7)%
Valuation write down of OREO	482	682	(200)	(29.3)%
Loss (gain) on repossessed assets other than real estate	138	(23)	161	700.0%
Foreclosure and repossession related expenses	2,815	2,252	563	25.0%
Total credit related fees	1,502	2,035	(533)	(26.2)%

Occupancy expense	20,897	12,777	8,120	63.6%
Depreciation of premises and equipment	9,788	7,247	2,541	35.1%
Supplies, stationary and printing	2,498	1,610	888	55.2%
Marketing expenses	6,235	3,929	2,306	58.7%
Data processing expense	14,308	8,436	5,872	69.6%
Legal, auditing and other professional fees	6,163	3,644	2,519	69.1%
Bank regulatory related expenses	4,885	3,051	1,834	60.1%
Postage and delivery	2,961	1,938	1,023	52.8%
ATM and debit card related expenses	4,253	2,746	1,507	54.9%
Amortization of intangibles	10,018	4,066	5,952	146.4%
Internet and telephone banking	3,178	2,231	947	42.4%
Operational write-offs and losses	2,284	687	1,597	232.5%
Correspondent accounts and Federal Reserve charges	1,077	854	223	26.1%
Conferences/Seminars/Education/Training	1,379	820	559	68.2%
Director fees	1,281	897	384	42.8%
Travel expenses	1,051	760	291	38.3%
Impairment on bank property held for sale	2,667	519	2,148	413.9%
Other expenses	8,812	5,780	3,032	52.5%
Subtotal	277,555	173,439	104,116	60.0%
Merger, acquisition and conversion related expenses	34,912	13,046	21,866	167.6%
Total non-interest expense	$312,467	$186,485	$125,982	67.6%

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

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 2019 AND DECEMBER 31, 2018

Overview

Our total assets grew by $4,804,437, or 39%, from $12,337,588 at December 31, 2018 to $17,142,025 at December 31, 2019, primarily due to the acquisition of NCOM on April 1, 2019.

Investment Debt Securities Available for Sale

We have an available for sale debt securities portfolio which we account for at fair value.  Unrealized holding gains and losses are included as a separate component of shareholders’ equity, net of the effect of deferred income taxes.

We invest primarily in direct obligations of the United States, obligations guaranteed as to the principal and interest by the United States, mortgage backed securities, municipal securities and obligations of government sponsored entities and agencies of the United States.  The Federal Reserve Bank and the Federal Home Loan Bank also require equity investments to be maintained by us, which are shown separately in our “Consolidated Balance Sheets”.

Our available for sale debt portfolio totaled $1,886,724 at December 31, 2019 and $1,727,348 at December 31, 2018, or 11% and 14% respectively, of total assets.  See Note 3 in our “Notes to Consolidated Financial Statements” for a summary of security type, maturity, amortized cost basis, gross unrealized gains and gross unrealized losses.

We use our security portfolio primarily as a tool to manage our balance sheet, manage our regulatory capital ratios, as a source of liquidity and a base from which to pledge assets for repurchase agreements and public deposits. When our liquidity position exceeds expected loan demand, other investments are considered as a secondary earnings alternative.  Approximately 94% of investment debt securities available for sale are mortgage backed securities.  The cash flows from these securities are used to meet cash needs or will be reinvested to maintain a desired liquidity position.  We classify the majority of our securities as “available-for-sale” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  We believe the composition of the portfolio offers flexibility in managing our liquidity position and interest rate sensitivity, without adversely impacting our regulatory capital levels.  The available for sale debt portfolio is carried at fair market value and had a net unrealized gain of approximately $30,698 (which includes gross unrealized losses of $1,452) at December 31, 2019, compared to a net unrealized loss of approximately $30,032 at December 31, 2018.

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

Trading Securities

We also have a trading securities portfolio.  For this portfolio, realized and unrealized gains and losses are included in trading securities revenue, a component of Other Correspondent Banking Related Revenue in our “Consolidated Statements of Income and Comprehensive Income”.  Securities purchased for this portfolio have primarily been municipal securities and are held for short periods of time.  This activity was initiated to take advantage of market opportunities, when presented, for short-term revenue gains.  See Note 2 in our “Notes to Consolidated Financial Statements” for a summary of purchases, sales and revenue recognized for the years ending December 31, 2019 and 2018.

Investment Debt Securities Held to Maturity

We have a held to maturity debt securities portfolio.  At December 31, 2019, the portfolio had securities of $202,903 at amortized cost.  We anticipate that this portfolio will generally hold longer-term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.  At December 31, 2019, these securities had gross unrecognized gains of approximately $5,978 and $29 of gross unrecognized losses.  Similar to our available for sale debt portfolio, because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we do not have the intent to sell these securities and its more likely than not that we will not be required to sell these securities before their anticipated recovery, we do not consider any of our securities that have an unrealized loss associated with them to be other than temporarily impaired.  See Note 3 in our “Notes to Consolidated Financial Statements” for a summary of security type, maturity, estimated fair value, gross unrecognized gains and gross unrecognized losses.

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

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability.  The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues.  The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of net interest margin as loans are expected to produce higher yields than securities and other earning assets.  Average loans during the year ended December 31, 2019, were $11,041,121, or 81% of average earning assets, as compared to $7,407,765, or 78% of average earning assets, for the year ending December 31, 2018. Total loans at December 31, 2019 and 2018 were $11,983,943 and $8,340,504, respectively, an increase of $3,643,439, or 44%.  This also represents a loan to total asset ratio of 70% and 68% and a loan to deposit ratio of 91% and 88%, at December 31, 2019 and 2018, respectively.

In the aggregate, approximately 83% are collateralized by real estate, 15% are commercial non real estate loans and the remaining 2% are consumer and other non-real estate loans.  The loans collateralized by real estate are further delineated as follows.

Residential real estate loans:  These are single family home loans primarily originated within our local market areas by employee loan officers or acquired pursuant to an acquisition of either an FDIC assisted transaction, a whole bank transaction or an acquisition of branches including selected performing loans (i.e. loans purchased from TD Bank, N.A. in 2011).  We do not use loan brokers to originate loans for our own portfolio, nor do we generally acquire loans outside of our geographical markets.  The aggregate size of this category is $2,558,339 representing approximately 21% of our total loans.  Approximately $45,795 of this total amount is included in our PCI loan portfolio.  Of the remaining $2,512,544 that are not PCI loans, approximately $13,455 or 0.5% are non-performing (non-accrual) at December 31, 2019.

Commercial real estate loans:  This is the largest category ($6,406,684) of our loan portfolio representing approximately 53% of our total loans.  This category, along with commercial non real estate lending, is our primary business.  There is no significant concentration by type of property in this category but there is a geographical concentration such that the properties are substantially all located within Florida, Georgia and Alabama.  The borrowers are a mix of professionals, doctors, lawyers, and other small business owners.  Approximately 39% of commercial real estate loans are owner occupied.  Approximately $81,576 of total commercial real estate loans are included in our PCI loan portfolio.  Of the remaining $6,325,108 that are not PCI loans, approximately $12,141 or 0.2% are non-performing (non-accrual) at December 31, 2019.

Land, development and construction loans:  We have no construction or development loans with national builders.  We do business with local builders and developers that have typically been long time customers. This category represents approximately 8% ($1,004,578) of our total loan portfolio.  The majority of this amount is land development, lots, and other land loans.  Approximately $4,655 of these loans are included in our PCI loan portfolio.  Of the remaining $999,923 that are not PCI loans, approximately $2,516 or 0.3% are non-performing (non-accrual) at December 31, 2019.

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

The tables below provide a summary of the loan portfolio composition and maturities for the periods provided below.

Loan Portfolio Composition
Types of Loans
at December 31:	2019	2018	2017	2016	2015
Loans excluding PCI loans
Real estate loans:
Residential	$2,512,544	$1,702,114	$1,025,303	$816,304	$647,496
Commercial	6,325,108	4,454,098	2,546,143	1,755,922	1,254,782
Land, development and construction	999,923	635,562	235,816	142,044	105,276
Total real estate loans	9,837,575	6,791,774	3,807,262	2,714,270	2,007,554
Commercial	1,759,074	1,183,380	693,501	439,540	307,321
Consumer and other loans	247,307	203,686	107,480	89,538	67,500
Total loans – gross	11,843,956	8,178,840	4,608,243	3,243,348	2,382,375
Less: unearned fees/costs	4,519	2,693	820	475	873
Total loans excluding PCI loans	11,848,475	8,181,533	4,609,063	3,243,823	2,383,248

PCI loans
Real estate loans:
Residential	45,795	58,804	59,975	72,179	86,104
Commercial	81,576	87,336	92,791	99,566	105,629
Land, development and construction	4,655	7,028	6,656	9,944	15,548
Total real estate loans	132,026	153,168	159,422	181,689	207,281
Commercial	3,342	5,594	4,444	3,825	2,771
Consumer and other loans	100	209	292	410	476
Total PCI loans	135,468	158,971	164,158	185,924	210,528

Total loans	$11,983,943	$8,340,504	$4,773,221	$3,429,747	$2,593,776

The repayment of loans is a source of additional liquidity for us.  The following table sets forth the loans maturing within specific intervals at December 31, 2019, excluding unearned net fees and costs.

	December 31, 2019
	0 – 12	1 – 5	Over 5
	Months	Years	Years	Total
All loans other than construction, development, land	$1,207,140	$2,994,877	$6,772,829	$10,974,846
Real estate – land, development and construction	334,727	268,842	401,009	1,004,578
Total	$1,541,867	$3,263,719	$7,173,838	$11,979,424
Fixed interest rate	$564,955	$2,460,291	$2,102,601	$5,127,847
Variable interest rate	976,912	803,428	5,071,237	6,851,577
Total	$1,541,867	$3,263,719	$7,173,838	$11,979,424

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

•	Residential real estate
•	Commercial real estate
•	Construction and land development
•	Commercial and industrial (not collateralized by real estate)
•	Consumer (not collateralized by real estate)

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

In the table below we have shown the components, as discussed above, of our allowance for loan losses at December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018			Increase (Decrease)
	Loan	ALLL		Loan	ALLL		Loan	ALLL
	Balance	Balance	%	Balance	Balance	%	Balance	Balance	%
Originated non-impaired loans	$5,907,801	$37,151	0.63%	$4,096,828	$36,105	0.88%	$1,810,973	$1,046	0.06%
Impaired originated loans	15,078	842	5.58%	11,828	878	7.42%	3,250	(36)	(1.11)%
Total originated loans	5,922,879	37,993	0.64%	4,108,656	36,983	0.90%	1,814,223	1,010	0.06%

Acquired loans (Note 1)	5,914,534	1,400	0.02%	4,069,005	1,858	0.05%	1,845,529	(458)	(0.02)%
Impaired acquired loans (Note 2)	11,062	1,036	9.37%	3,872	738	19.06%	7,190	298	4.14%
	5,925,596	2,436	0.04%	4,072,877	2,596	0.06%	1,852,719	(160)	(0.01)%

Total Non-PCI loans	11,848,475	40,429		8,181,533	39,579		3,666,942	850
PCI loans	135,468	226		158,971	191		(23,503)	35
Total loans	$11,983,943	$40,655		$8,340,504	$39,770		$3,643,439	$885

Note 1:

These are performing acquired loans that were recorded at estimated fair value on the related acquisition dates. The total net unamortized fair value adjustment at December 31, 2019 was approximately $51,952 or 0.9% of the aggregate outstanding related loan balances.  Acquired loans currently include performing loans acquired from the TD Bank acquisition (year 2011), the Federal Trust acquisition (year 2011), the Gulfstream Bank acquisition (year 2014), the First Southern Bank acquisition (year 2014), the Community Bank acquisition (year 2016), the Hometown of Homestead Banking Company acquisition (year 2016), the Platinum Bank acquisition (year 2017), the Gateway Bank acquisition (year 2017), the Sunshine Bank acquisition (year 2018), the Harbor Bank acquisition (year 2018), the CharterBank acquisition (year 2018) and the National Bank of Commerce acquisition (year 2019).

Note 2:	These are loans that were acquired as performing loans that subsequently became impaired.

The general loan loss allowance (non-impaired loans) relating to originated loans increased by $1,046 resulting primarily from the increase in loans outstanding.  Net changes resulting from a mixture of decreases and increases in the Company’s various two-year historical loss factors and qualitative factors also slightly affected the net change.

The general loan loss allowance (non-impaired loans) relating to acquired loans decreased by $458 resulting primarily from a decrease in loans outstanding, excluding the loans acquired from NCOM on April 1, 2019.  At December 31, 2019 the non-impaired loans acquired from the NCOM acquisition were equal to approximately $2,729,430. These loans were recorded at estimated fair value at acquisition date with no indication of credit deterioration since the acquisition date. As such, there is no allowance for loan losses associated with these loans as of December 31, 2019.  The unamortized acquisition date fair value adjustment related to these loans at December 31, 2019 was approximately $24,579, or 0.89% of the related aggregate outstanding loan balances.

The specific loan loss allowance (impaired loans) for both originated loans and acquired loans is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCI loans.  Total impaired loans at December 31, 2019 are equal to $26,140 ($15,078 originated impaired loans plus $11,062 acquired impaired loans).  The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.  The Company’s impaired loans have been written down by $2,167 to $26,140 ($24,262 when the $1,878 specific allowance is considered) from their legal unpaid principal balance outstanding of $28,307.  In the aggregate, total impaired loans have been written down to approximately 86% of their legal unpaid principal balance when the related specific allowance is considered and non-performing impaired loans have been written down to approximately 83% of their legal unpaid principal balance when the related specific allowance is considered.  The Company’s total non-performing loans (non-accrual loans plus loans past due greater than 90 days and still accruing) of $38,608 at December 31, 2019 have been written down to approximately 83% of their legal unpaid principal balance, when the related specific allowance is also considered.

Approximately $8,012 of the Company’s impaired troubled debt restructured loans (31%) are accruing performing loans pursuant to their modified terms.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCI loans are accounted for pursuant to ASC Topic 310-30. PCI loan pools are evaluated for impairment each quarter. If a pool is impaired, an allowance for loan loss is recorded.

The allowance is increased by the provision for loan losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for loan losses was adequate at December 31, 2019. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or probable losses which may develop in the future.

The tables below summarize the changes in allowance for loan losses during the periods presented.

Activity in Allowance for Loan Losses
at December 31:	2019	2018	2017	2016	2015
Loans excluding PCI loans
Balance, beginning of year	$39,579	$32,530	$26,569	$22,143	$19,384
Residential real estate	(721)	(516)	(254)	(290)	(1,283)
Commercial real estate	(567)	(13)	(74)	(1,190)	(173)
Construction & land development	(42)	(126)	—	(232)	(461)
Commercial, industrial & factored receivables	(9,545)	(1,474)	(677)	(186)	(1,121)
Consumer	(3,182)	(1,706)	(994)	(849)	(853)
Total loans charged-off	(14,057)	(3,835)	(1,999)	(2,747)	(3,891)
Recoveries on loans previously charged-off:
Residential real estate	710	1,027	950	1,220	901
Commercial real estate	1,057	679	662	625	485
Construction & land development	85	39	596	269	5
Commercial, industrial & factored receivables	1,934	360	334	325	344
Consumer	571	327	217	189	156
Total loan recoveries	4,357	2,432	2,759	2,628	1,891

Net (charge-offs) recoveries	(9,700)	(1,403)	760	(119)	(2,000)
Provision for loan losses charged to expense	10,550	8,452	5,201	4,545	4,759
Allowance for loan losses for loans that are not PCI loans	$40,429	$39,579	$32,530	$26,569	$22,143

PCI loans
Balance, beginning of year	$191	$295	$472	$121	$514
Loans charged-off:
Residential real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	(77)
Construction & land development	—	—	—	(66)	—
Commercial & industrial	—	(10)	—	—	—
Consumer	—	—	—	—	(50)
Total loans charged-off	—	(10)	—	(66)	(127)
Recoveries on loans previously charged-off:
Residential real estate	—	—	—	—	—
Commercial real estate	—	—	66	—	—
Construction & land development	—	—	—	—	—
Commercial & industrial	—	75	—	—	—
Consumer	—	—	—	—	—
Total loan recoveries	—	75	66	—	—

Net recoveries (charge-offs)	—	65	66	(66)	(127)
Provision for loan losses charged to expense	35	(169)	(243)	417	(266)
Allowance for loan losses on PCI loans	$226	$191	$295	$472	$121
Total allowance at end of period	$40,655	$39,770	$32,825	$27,041	$22,264

	2019	2018	2017	2016	2015
Loans at year end (Note 1)	$11,848,475	$8,181,533	$4,609,063	$3,243,823	$2,383,248
Average loans outstanding (Note 1)	$10,890,575	$7,231,193	$4,152,440	$2,930,213	$2,270,525
Net charge-offs (recoveries) (Note 1)	$9,700	$1,403	$(760)	$119	$2,000
Allowance for loan losses as percentage
of year end loans (Note 1)	0.34%	0.48%	0.71%	0.82%	0.93%
Net charge-offs (recoveries) as a percentage of
average loans outstanding (Note 1)	0.09%	0.02%	(0.02)%	—%	0.09%

 Note 1:  Excludes PCI loans.

Non-performing loans consist of non-accrual loans and loans past due 90 days or more and still accruing interest, excluding factored receivables. For CBI’s factored receivables, which are commercial trade credits rather than promissory notes, the Company’s practice, in most cases, is to charge-off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date.  Non-performing assets consist of non-performing loans plus (a) OREO (i.e. real estate acquired through foreclosure or deed in lieu of foreclosure); (b) other repossessed assets that are not real estate.  We place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income.  Subsequent collections reduce the principal balance of the loan until the loan is returned to accrual status or interest is recognized only to extent received in cash.

The largest component of non-performing loans is non-accrual loans, which as of December 31, 2019 totaled $36,916 (305 loans).  This amount is further delineated by loan category as follows:

	Aggregate	% of
	Loan	Non-Accrual	Number
	Amounts	by Category	of Loans
Residential real estate	$13,455	36%	148
Commercial real estate	12,141	33%	39
Land, development, construction	2,516	7%	16
Commercial	7,884	21%	45
Consumer and other	920	3%	57
Total	$36,916	100%	305

The non-accrual loans reported above include $5,819 of SBA loans, of which $5,188 is government guaranteed with minimal potential loss to the Company.  The other component of non-performing loans are loans past due greater than 90 days and still accruing interest.  Loans which are past due greater than 90 days are placed on non-accrual status, unless they are both well secured and in the process of collection.  For CBI’s factored receivables, which are commercial trade credits rather than promissory notes, the Company’s practice, in most cases, is to charge-off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date.

At December 31, 2019, total OREO was $5,092 and is included in our non-performing assets (“NPA”).  OREO is carried at the lower of cost or market less the estimated cost to sell.  Further declines in real estate values can affect the market value of these assets.  Any further decline in market value beyond its cost basis is recorded as a current expense in our “Consolidated Statements of Income and Comprehensive Income”.  OREO is further delineated in the following table.

Carrying Amount
at December 31, 2019
6 single family homes	$1,083
7 commercial buildings	3,384
Land / various acreages	583
1 mobile home	42
Total	$5,092

At December 31, 2019, we also had repossessed assets other than real estate with an aggregate estimated fair value of approximately $170.  Interest income not recognized on non-accrual loans was approximately $1,134, $1,213 and $787 for the years ended December 31, 2019, 2018 and 2017, respectively.

The table below summarizes non-performing loans and assets for the periods provided.

Non-Performing Loans and Non-Performing Assets
	December 31,
	2019	2018	2017	2016	2015
Non-accrual loans (Note 1)	$36,916	$23,567	$17,288	$19,003	$20,833
Past due loans 90 days or more and still accruing interest (Note 1)	1,692	—	—	—	—
Total non-performing loans (Note 1)	38,608	23,567	17,288	19,003	20,833
Repossessed real estate ("OREO") (Note 1)	5,092	2,909	3,987	7,090	1,567
Repossessed assets other than real estate (Note 1)	170	350	147	114	145
Total non-performing assets (Note 1)	$43,870	$26,826	$21,422	$26,207	$22,545
OREO covered by FDIC loss share agreements (Note 2):
80% covered	—	—	—	—	4,828
30% covered	—	—	—	—	4,742
0% covered	—	—	—	—	59
Total non-performing assets including FDIC covered OREO	$43,870	$26,826	$21,422	$26,207	$32,174
Non-performing loans as percentage of total loans excluding PCI loans	0.33%	0.29%	0.38%	0.59%	0.87%
Non-performing assets as percentage of total assets
Excluding FDIC covered OREO	0.26%	0.22%	0.30%	0.52%	0.56%
Including FDIC covered OREO (Note 2)	0.26%	0.22%	0.30%	0.52%	0.80%
Non-performing assets as percentage of loans and OREO plus other repossessed assets (Note 1)
Excluding FDIC covered OREO	0.37%	0.33%	0.46%	0.81%	0.95%
Including FDIC covered OREO (Note 2)	0.37%	0.33%	0.46%	0.81%	1.34%
Loans past due 30 thru 89 days and accruing interest as a percentage of total loans (Note 1)	0.48%	0.45%	0.30%	0.58%	0.62%
Allowance for loan losses as a percentage of non-performing loans (Note 1)	105%	168%	188%	140%	106%

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

Loans that are monitored for impairment pursuant to ASC 310 generally include commercial, commercial real estate, land, acquisition & development of land, and construction loans greater than $500.  Smaller homogeneous loans, such as single family first and second mortgages, consumer loans, and small business and commercial related loans are not generally subject to impairment monitoring pursuant to ASC 310, but are analyzed for potential losses based on historical loss factors, current environmental factors and to some extent loan grading.

Interest income recognized on impaired loans was approximately $410, $461 and $469 for the years ended December 31, 2019, 2018 and 2017, respectively.  The average recorded investment in impaired loans during 2019, 2018 and 2017 were $21,361, $18,211 and $19,327, respectively.

We may restructure or modify the terms of certain loans under certain conditions.  In certain circumstances it may be more beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in a distressed sale.  When we have modified the terms of a loan, we usually reduce the monthly payment and/or interest rate for generally twelve to 24 months.  At December 31, 2019, we had approximately $12,524 of troubled debt restructures (“TDRs”).  Of this amount, $8,012 were performing pursuant to their modified terms, and $4,512 were not performing and have been placed on non-accrual status and included in our non-performing loans (“NPLs”).  TDRs are included in our impaired loans, whether they are performing or not performing.  Only non-performing TDRs are included in our NPLs.  The table below summarizes our impaired loans and TDRs for the periods provided.

Impaired Loans and Troubled Debt Restructure ("TDRs")
	December 31,
	2019	2018	2017	2016	2015
Performing TDRs	$8,012	$8,475	$12,081	$11,030	$10,254
Non-performing TDRs	4,512	1,002	698	2,075	4,873
Total TDRs	$12,524	$9,477	$12,779	$13,105	$15,127

Impaired loans that are not TDRs	13,616	6,223	7,566	7,148	8,048
Impaired loans that are TDRs	12,524	9,477	12,779	13,105	15,127
Recorded investment in impaired loans	$26,140	$15,700	$20,345	$20,253	$23,175
Allowance for loan losses related to impaired loans	$1,878	$1,616	$804	$695	$1,080

TDRs as of December 31, 2019 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non-performing loans) are presented in the table below.

TDRs	Accruing	Non-Accrual	Total
Residential	$4,862	$1,147	$6,009
Commercial	1,706	—	1,706
Construction, development, land	175	—	175
Total real estate loans	6,743	1,147	7,890
Commercial and industrial	1,146	3,365	4,511
Consumer and other	123	—	123
Total TDRs	$8,012	$4,512	$12,524

Our policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured.  Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan.  We typically do not forgive principal.  We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance.  We may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses.  Approximately 64% of our TDRs at December 31, 2019 were current pursuant to their modified terms, and about $4,512, or approximately 36% of our total TDRs are not performing pursuant to their modified terms.  There does not appear to be any significant difference in success rates with one type of concession versus another.

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

The table below summarizes our accruing loans past due greater than 30 days and less than 90 days for the periods presented, excluding PCI loans. The increase in past due loans reported below between years 2019 and 2018 is primarily due to the acquisition of NCOM.  The increase in past due loans reported below between years 2018 and 2017 is primarily due to the acquisitions of Sunshine, Harbor and Charter.

	December 31,
	2019	2018	2017	2016	2015
Past due loans 30-89 days	$57,311	$36,502	$13,665	$18,826	$14,723
As percentage of total loans	0.48%	0.45%	0.30%	0.58%	0.62%

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

	December 31,
	2019		2018		2017		2016		2015
Real estate loans:
Residential	$4,257	21%	$5,518	21%	$6,003	22%	$5,640	25%	$6,015	27%
Commercial	18,552	54%	22,978	55%	19,304	56%	14,713	54%	10,559	53%
Land, development, construction	2,319	8%	1,781	8%	1,179	5%	883	4%	936	4%
Total real estate loans	25,128	83%	30,277	84%	26,486	83%	21,236	83%	17,510	84%

Commercial, industrial & factored receivable loans	11,282	15%	6,414	14%	4,130	15%	3,785	14%	3,212	13%
Consumer and other loans	4,019	2%	2,888	2%	1,914	2%	1,548	3%	1,421	3%
Total	$40,429	100%	$39,579	100%	$32,530	100%	$26,569	100%	$22,143	100%

 Bank Premises and Equipment

Bank premises and equipment was $296,706 at December 31, 2019 compared to $227,454 at December 31, 2018, an increase of $69,252 or 30%.  The primary component of the increase is $61,295 of branch real estate acquired during 2019 with the purchase of NCOM.  In addition, we transferred $6,450 of branch real estate that is no longer in use to bank properties held for sale at estimated fair value less estimated cost to sell.  We recognized an impairment charge of $2,107 related to these properties resulting in a net transfer to bank properties held for sale of $4,343.  A summary of the activity for 2019 is presented in the table below.

Balance at December 31, 2018	$227,454
Acquisition of NCOM real estate	61,295
Branch real estate transferred to bank properties held for sale	(6,450)
Other additions, net of disposals	28,845
Depreciation	(14,438)
Balance at December 31, 2019	$296,706

At December 31, 2019, we operated from 149 full service banking offices in 47 counties throughout Florida, Georgia and Alabama. We also have two loan production offices of which we own one and lease one.  In addition to our banking locations, we lease non-banking office space in Winter Haven, Florida for IT and operations purposes.  We also lease office space for our Correspondent banking division, primarily in Birmingham, Alabama, Atlanta, Georgia and Walnut Creek, California, and office spaces for our Mortgage banking division, primarily in Atlanta, Georgia.

At December 31, 2019, we have 27 pieces of bank property held for sale with an aggregate carrying balance of $23,781.  Of this total, 11 properties were acquired pursuant to the acquisition of NCOM included in our bank property held for sale with an aggregate carrying balance of $12,436.

Deposits

Total deposits increased $3,659,056, or 39%, to $13,136,392 as of December 31, 2019, compared to $9,477,336 at December 31, 2018.  We assumed deposits of approximately $3,486,732 pursuant to the acquisition of NCOM on April 1, 2019 and assumed deposits of approximately $3,796,164 pursuant to the acquisitions of Sunshine and Harbor on January 1, 2018 and Charter on September 1, 2018.  Our strategy has been to attract and grow relationships in our core deposit accounts, which we define as non-time deposits, and not aggressively seek deposits based on pricing.  Our time deposits represent only 17% of our total deposits at December 31, 2019, compared to 19% at December 31, 2018.  In addition, our total checking accounts represent approximately 50% of our total deposits at December 31, 2019.  Our cost of deposits, including non-interest bearing checking accounts, was approximately 0.68% during the year 2019.

The tables below summarize selected deposit information for the periods indicated.

	December 31,
	2019		2018		2017
Non time deposits	$10,879,837	83%	$7,655,376	81%	$4,727,840	85%
Time deposits	2,256,555	17%	1,821,960	19%	832,683	15%
Total deposits	$13,136,392	100%	$9,477,336	100%	$5,560,523	100%

Average Deposit Balance by Type and Average Interest Rates
	2019		2018		2017
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
Non-interest bearing demand deposits	$3,786,350	—%	$2,918,270	—%	$1,836,080	—%
NOW accounts	2,299,647	0.40%	1,531,007	0.22%	956,331	0.11%
Money market accounts	3,223,763	1.10%	1,900,642	0.56%	1,091,550	0.32%
Savings accounts	748,332	0.18%	703,021	0.12%	472,890	0.10%
Time deposits	2,220,534	1.68%	1,492,683	1.24%	750,644	0.81%
Total	$12,278,626	0.68%	$8,545,623	0.39%	$5,107,495	0.22%

Maturity of Time Deposits of $100,000 or More
	December 31,
	2019	2018	2017
Three months or less	$235,817	$162,283	$60,473
Three through six months	426,595	156,980	71,422
Six through twelve months	402,237	345,705	140,235
Over twelve months	225,861	285,949	176,206
Total	$1,290,510	$950,917	$448,336
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

The daily average balance of these short-term borrowing agreements for the years ended December 31, 2019, 2018 and 2017, was approximately $73,314, $54,344 and $43,850, respectively.  Interest expense for the same periods was approximately $1,106, $632 and $246, respectively, resulting in an average rate paid of 1.51%, 1.16% and 0.56% for the years ended December 31, 2019, 2018 and 2017, respectively.  The following table summarizes the Company’s repurchase agreements for the periods presented.

Schedule of Short-Term Borrowing (1)
	Maximum		Average		Weighted
	Outstanding		Interest Rate		Average
	at Any	Average	During the	Ending	Interest Rate
	Month-end	Balance	Year	Balance	at Year End
Year ended December 31,
2019	$93,141	$73,314	1.51%	$93,141	1.30%
2018	$59,751	$54,344	1.16%	$57,772	1.66%
2017	$52,080	$43,850	0.56%	$52,080	0.88%
(1) Consist of securities sold under agreements to repurchase

 FHLB Advances and Other Borrowed Funds

From time to time, we borrow on a short-term basis, usually overnight, either through Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Bank discount window or Federal Funds Purchased.  Included in Federal Funds Purchased are overnight deposits including deposits from correspondent banks.  We began accepting correspondent bank deposits in September 2008 pursuant to the initiation of our correspondent banking division.  At December 31, 2019, we had $254,193 in overnight correspondent bank deposits and $125,000 in other overnight Federal Funds Purchased.  During the year, these deposits had a daily average balance of approximately $286,179.  At December 31, 2019, the Company had $150,000 in FHLB advances. During the year, the daily average balance of FHLB advances was $195,069. In addition to Federal Funds Purchased and FHLB advances, the Company had $11,000 in

Subordinated notes, which were assumed pursuant to the Sunshine acquisition completed on January 1, 2018.  These accounts are included with FHLB advances and other borrowings in the table below, which summarizes our other borrowings for the periods presented.  For additional information refer to Notes 12 and 13 in our “Notes to Consolidated Financial Statements.”

Schedule of FHLB Advances and Other Borrowings (1)
	Maximum		Average		Weighted
	Outstanding		Interest Rate		Average
	at Any	Average	During the	Ending	Interest Rate
	Month-End	Balance	Year	Balance	at Year End
Year ended December 31,
2019	$753,198	$493,842	2.36%	$578,770	1.82%
2018	$655,360	$530,812	2.16%	$655,360	2.22%
2017	$506,490	$271,311	1.15%	$506,490	1.62%
(1) Consist of FHLB advances, Federal Funds Purchased and Subordinated notes.

Corporate and Subordinated Debentures

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

On April 1, 2019, the Company acquired all the assets and assumed all the liabilities of NCOM pursuant to the merger agreement, including NCOM’s subordinated debt obligations as listed in the table below.  Each subordinated debenture bears interest at a fixed rate.

	Amount	Interest Rate	Maturity
National Commerce Corporation	$25,000	6.00%	Jun. 2026
Landmark Bancshares	$13,000	6.50%	Jun. 2027

See Note 14 of our “Notes to Consolidated Financial Statements” for further information describing these trust preferred securities and subordinated debt obligations.

Liquidity and Market Risk Management

Market and public confidence in our financial strength and financial institutions in general will largely determine our access to appropriate levels of liquidity.  This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital reserves.

Liquidity is defined as the ability to meet anticipated customer demands for funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis.  We measure our liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds.

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

Earnings at risk is defined as the percentage change in net interest income due to assumed changes in interest rates. Earnings at risk is generally used to assess interest rate risk over relatively short time horizons. We compute earnings at risk on a quarterly basis over one and two-year time horizons.

Equity at risk is defined as the percentage change in the net economic value of assets and liabilities due to changes in interest rates compared to a base net economic value. The discounted present value of all cash flows represents our economic value of equity. Equity at risk is generally considered a measure of the long-term interest rate exposures of the balance sheet at a point in time. We compute equity at risk on a quarterly basis.

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

The table below summarizes the results of the Core Analysis as of December 31, 2019.

	% Change in Baseline Net Interest Income
			% Change in
			Economic Value of
Ramped Change of Interest Rates	1-12 Months	13-24 Months	Equity
+ 300 bps	4.68%	13.73%	(11.44)%
+200 bps	3.31%	9.25%	(7.87)%
+100 bps	1.67%	4.68%	(3.94)%
-100 bps	(1.40)%	(5.29)%	2.32%
-200 bps	(2.86)%	(10.22)%	4.49%
-300 bps	(4.22)%	(12.63)%	4.39%

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

	December 31, 2019
			Due	Due
			Over One	Over Three
		Due in	Year and	Years and	Due
		One Year	Less Than	Less Than	Over Five
	Total	or Less	Three Years	Five Years	Years
Contractual commitments:
Deposit maturities	$13,136,392	$12,776,118	$281,231	$78,166	$877
Securities sold under agreements to repurchase	93,141	93,141	—	—	—
Federal Home Loan Bank advances and other borrowings	161,000	150,000	11,000	—	—
Corporate and subordinated debenture	71,343	—	—	—	71,343
Federal funds purchased	379,193	379,193	—	—	—
Deferred compensation	66,778	35,263	3,361	3,812	24,342
Operating lease obligations	34,485	7,435	11,352	7,190	8,508
Total	$13,942,332	$13,441,150	$306,944	$89,168	$105,070

 Primary Sources and Uses of Funds

Our primary sources and uses of funds during the year ended December 31, 2019 are summarized in the table below.

Sale of investments	$276,579
Net cash from acquisitions	268,504
Mortgage-backed securities pay-downs	314,492
Proceeds from the sale of OREO	9,345
Proceeds from maturities of securities	295
Proceeds from sale of bank property held for sale	18,748
Proceeds from sale of bank premises and equipment, net	92
Proceeds from calls of securities	10,870
Net cash from operations	153,337
Net increase in deposits	176,161
Proceeds from stock options exercised	3,101
Net increase in repurchase agreements	16,536
Net increase in federal funds purchased	84,833
Total sources of funds	$1,332,893

Purchases of investments	$523,208
Increase in loans, net	266,141
Net increase in cash and cash equivalents	122,725
Purchase equipment	23,814
Net decrease in other borrowings	200,000
Net decrease in payable to shareholders for acquisitions	63
Stock repurchase	132,077
Cash dividends paid on common stock	52,400
Purchase of noncontrolling interest	11,400
Cash distribution paid to noncontrolling interest	1,065
Total uses of funds	$1,332,893

 Capital Resources

Total shareholders’ equity at December 31, 2019 was $2,896,718, or 17% of total assets compared to $1,971,344, or 16% of total assets at December 31, 2018.  The $925,374 increase was the result of the following items:  net income of $226,598, plus $831,676 stock issued pursuant to the acquisition of NCOM, including the fair value of assumed stock options converted to CenterState stock options, plus $45,435 net change in unrealized gain in securities available for sale, restricted stock awards and plus noncontrolling interest assumed from the NCOM acquisition of $12,002 and plus $9,050 stock based compensation, including stock options exercised and, less $132,077 in stock repurchases, less $52,400 cash dividends paid on our common stock, less $13,204 distribution paid to and purchase of noncontrolling interest previously assumed from the NCOM transaction, less $1,093 cumulative adjustment pursuant to the adoption of ASU 842, and less $613 net change in unrealized losses in our cash flow hedge.

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

Accounting Pronouncements

Refer to Note 1 (ah) in our “Notes to Consolidated Financial Statements” for a discussion on the effects of new accounting pronouncements.

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

The financial statements of our Company as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 are set forth in this Form 10-K beginning at page 79.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures
(a)

Evaluation of disclosure controls and procedures.  As of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K, we maintained effective disclosure controls and procedures and there have been no significant changes in our internal control during our most recently completed fiscal quarter that materially affected, or is likely to materially affect, our internal control over financial reporting.

(b)

Management’s report on internal control over financial reporting.  Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations in 2013, also referred to as the Treadway Commission.  Based upon our evaluation under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.  The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Company has a Code of Ethics that applies to our principal executive officer and principal financial officer (who is also our principal accounting officer), a copy of which is included on the Company’s website, www.centerstatebanks.com, at Investor Relations / Governance Documents.  The Company also has a formal corporate governance policy, related parties’ transaction policy and insider trading policy, all of which also apply to our principal executive officer and principal financial officer and are also included on the Company’s website.  The website also includes a copy of the Company’s Audit Committee Charter, Risk Committee Charter, Compensation Committee Charter, Nominating Committee Charter and Culture Committee Charter.  The information contained under the sections captioned “Directors” and “Senior Executive Officers” under “Proposal One – Election of Directors,” and in the sections captioned “Board Leadership Structure and the Board’s Role in Risk Oversight,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2020, to be filed with the SEC pursuant to Regulation 14A within 120 days of our fiscal year end (the “Proxy Statement”), is incorporated herein by reference.

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

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017

Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

3.	Exhibits

2.1	-	Agreement and Plan of Merger by and between CenterState Bank Corporation and South State Corporation (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on January 29, 2020)

3.1	-

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

Articles of Amendment to the Articles of Incorporation changing the Company’s legal name to CenterState Bank Corporation (Incorporated by reference to Exhibit 3.7 to the Company’s Form 10K filed on February 27, 2018)

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

10.10	-	Employment Agreement between the Company and Jennifer L. Idell, its Chief Financial Officer (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated May 2, 2016.)*

10.11	-	Amendment to Employment Agreement between the Company and Ernest S. Pinner, its Executive Chairman of the Board (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated September 12, 2016)*

10.12	-	Employment Agreement between CenterState Bank, N.A. and Mark W. Thompson, the Company’s subsidiary bank President (Incorporated by reference to Exhibit 10.1 to our Form 8-K, dated January 2, 2018)*

10.13	-	CenterState Bank Corporation 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on May 30, 2018)*
10.14	-	CenterState Bank Corporation 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on May 30, 2018)*

10.15	-

Employment Agreement by and between CenterState Bank, N.A. and Richard Murray, IV, dated November 23, 2018 (Incorporated by reference to Exhibit 10.1 to CenterState Bank Corporation's Form 8-K filed on November 26, 2018)

10.16	-

Employment Agreement by and between CenterState Bank, N.A. and William E. Matthews, V, dated November 23, 2018 (Incorporated by reference to Exhibit 10.2 to CenterState Bank Corporation's Form 8-K filed on November 26, 2018)

10.17	-

Supplemental Executive Retirement Benefits Agreement by and between National Bank of Commerce and Richard Murray, IV, dated January 1, 2016 (Incorporated by reference to Exhibit 10.1A to National Commerce Corporation’s Current Report on Form 8-K (File No. 001-36878) filed on December 22, 2015)*

10.18	-

Supplemental Executive Retirement Benefits Agreement by and between National Bank of Commerce and William E. Matthews, V, dated January 1, 2016 (Incorporated by reference to Exhibit 10.1B to National Commerce Corporation’s Current Report on Form 8-K (File No. 001-36878) filed on December 22, 2015)*

10.19	-

Split-Dollar Agreement by and between National Bank of Commerce and Richard Murray, IV, dated January 1, 2016 (Incorporated by reference to Exhibit 10.2A to National Commerce Corporation’s Current Report on Form 8-K (File No. 001-36878) filed on December 22, 2015)*

10.20	-

Split-Dollar Agreement by and between National Bank of Commerce and William E. Matthews, V, dated January 1, 2016 (Incorporated by reference to Exhibit 10.2B to National Commerce Corporation’s Current Report on Form 8-K (File No. 001-36878) filed on December 22, 2015)*

10.21	-

2018 Supplemental Executive Retirement Benefits Agreement by and between National Bank of Commerce and Richard Murray, IV, entered into and effective as of September 12, 2018 (Incorporated by reference to Exhibit 10.1A to National Commerce Corporation’s Current Report on Form 8-K (File No. 001-36878) filed on September 17, 2018)*

10.22	-

2018 Split-Dollar Agreement by and between National Bank of Commerce and Richard Murray, IV, entered into and effective as of September 12, 2018 (Incorporated by reference to Exhibit 10.2A to National Commerce Corporation’s Current Report on Form 8-K (File No. 001-36878) filed on September 17, 2018)*

10.23	-

2018 Supplemental Executive Retirement Benefits Agreement by and between National Bank of Commerce and William E. Matthews, V, entered into and effective as of September 12, 2018 (Incorporated by reference to Exhibit 10.1B to National Commerce Corporation’s Current Report on Form 8-K (File No. 001-36878) filed on September 17, 2018)*

10.24	-

2018 Split-Dollar Agreement by and between National Bank of Commerce and William E. Matthews, V, entered into and effective as of September 12, 2018 (Incorporated by reference to Exhibit 10.2B to National Commerce Corporation’s Current Report on Form 8-K (File No. 001-36878) filed on September 17, 2018)*

10.25	-

Amendment Number One to Supplemental Executive Retirement Benefits Agreement by and between National Bank of Commerce and Richard Murray, IV, dated December 13, 2018 (Incorporated by reference to Exhibit 10.1A to National Commerce Corporation’s Current Report on Form 8-K (File No. 001-36878) filed on December 12, 2018)*

10.26	-

Amendment Number One to 2018 Supplemental Executive Retirement Benefits Agreement by and between National Bank of Commerce and Richard Murray, IV, entered into and effective as of December 13, 2018 (Incorporated by reference to Exhibit 10.1B to National Commerce Corporation’s Current Report on Form 8-K (File No. 001-36878) filed on December 12, 2018)*

10.27	-

Amendment Number One to Supplemental Executive Retirement Benefits Agreement by and between National Bank of Commerce and William E. Matthews, V, dated December 13, 2018 (Incorporated by reference to Exhibit 10.1C to National Commerce Corporation’s Current Report on Form 8-K (File No. 001-36878) filed on December 12, 2018)*

10.28	-

Amendment Number One to 2018 Supplemental Executive Retirement Benefits Agreement by and between National Bank of Commerce and William E. Matthews, V, entered into and effective as of December 13, 2018 (Incorporated by reference to Exhibit 10.1D to National Commerce Corporation’s Current Report on Form 8-K (File No. 001-36878) filed on December 12, 2018)*

10.29	-

Amendment Number One to 2016 Split-Dollar Agreement by and between National Bank of Commerce and Richard Murray, IV, dated December 13, 2018 (Incorporated by reference to Exhibit 10.2A to National Commerce Corporation’s Current Report on Form 8-K (File No. 001-36878) filed on December 12, 2018)*

10.30	-

Amendment Number One to 2018 Split-Dollar Agreement by and between National Bank of Commerce and Richard Murray, IV, dated December 13, 2018 (Incorporated by reference to Exhibit 10.2B to National Commerce Corporation’s Current Report on Form 8-K (File No. 001-36878) filed on December 12, 2018)*

10.31	-

Amendment Number One to 2016 Split-Dollar Agreement by and between National Bank of Commerce and William E. Matthews, V, dated December 13, 2018 (Incorporated by reference to Exhibit 10.2C to National Commerce Corporation’s Current Report on Form 8-K (File No. 001-36878) filed on December 12, 2018)*

10.32	-

Amendment Number One to 2018 Split-Dollar Agreement by and between National Bank of Commerce and William E. Matthews, V, dated December 13, 2018 (Incorporated by reference to Exhibit 10.2D to National Commerce Corporation’s Current Report on Form 8-K (File No. 001-36878) filed on December 12, 2018)*

10.33	-	Separation Agreement between the Company and Ernest S. Pinner, the Company’s Chairman of the Board, dated January 1, 2020

10.34	-	Release Agreement between the Company and Ernest S. Pinner, the Company’s Chairman of the Board, dated January 1, 2020

10.35	-	Retention Agreement between the Company and John C. Corbett, the Company’s President and Chief Executive Officer, dated January 25, 2020

10.36	-	Retention Agreement between the Company and Steven D. Young, the Company’s Chief Operating Officer, dated January 25, 2020

10.37	-	Retention Agreement between the Company and Jennifer L. Idell, the Company’s Chief Administrative Officer, dated January 25, 2020

14.1	-	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s December 31, 2003 Form 10-K filed on March 26, 2004)

21.1	-	List of Subsidiaries of CenterState Bank Corporation

23.1	-	Consent of Crowe LLP

31.1	-	Certification of President and Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	-	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of President and Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002

32.2	-	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH		XBRL Schema Document

101.CAL		XBRL Calculation Linkbase Document

101.DEF		XBRL Definition Linkbase Document

101.LAB		XBRL Label Linkbase Document

101.PRE		XBRL Presentation Linkbase Document

104		Cover Page Interactive Data File (embedded within the Inline XBRL Document)

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

CENTERSTATE BANK CORPORATION and SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of CenterState Bank Corporation

Winter Haven, Florida

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of CenterState Bank Corporation (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Adjustments to Historical Loss Experience

As disclosed in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses is a valuation allowance for probable incurred credit losses in its loan portfolio. As of December 31, 2019, the Company recorded an allowance for loan losses of $40,655,000 which consists of three components: the allowance for loans individually evaluated for impairment (“specific reserves”), representing $1,878,000, the allowance for loans collectively evaluated for impairment (“general reserve”), representing $38,551,000, and the allowance for purchase credit-impaired loans, representing $226,000. The general reserve covers loans that are not individually classified as impaired and is based on historical loss experience adjusted for economic factors.

The historical loss experience is the ratio of historical losses by portfolio segment to the balance of each respective portfolio segment.  The portfolio segments identified by the Company are residential loans, commercial real estate loans, construction and land development loans, commercial and industrial loans and consumer and other loans. The historical loss experience is adjusted for economic factors based on the risks present for each portfolio segment. Management’s determination of the adjustments to historical loss experience relies on a qualitative assessment of risks to determine the quantitative impact on the general reserve. The economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; volume and severity of adversely classified or graded loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The adjusted historical loss experiences are multiplied by the recorded investment in each loan portfolio segment to estimate the general reserve.

Management’s analysis of the economic factors to determine the adjustments to the historical loss experience requires a high degree of subjectivity and judgment and requires the Company to make significant estimates of the risks present for each portfolio segment.  Changes in these assumptions could have a material effect on the Company’s consolidated financial statements.   We identified the testing of the adjustments to historical loss experience to be a critical audit matter, as it involved especially subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included:

Testing the design and operating effectiveness of controls over the estimate of the adjustments to historical loss experience in the general reserve of the allowance for loan losses, including controls addressing:

•	The review of the qualitative and quantitative conclusions related to the adjustments to the historical loss experience, and the resulting allocation to the general reserve.
•	The accuracy of inputs and mathematical accuracy of the general reserve calculation.

Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the estimate of the adjustments to historical loss experience in the general reserve of the allowance for loan losses which included:

•	Evaluation of the reasonableness of management’s conclusions related to the adjustments to the historical loss experience, and the resulting allocation to the allowance.
•	Testing the accuracy of inputs and mathematical accuracy of the allowance for loan losses calculation.
•	Performing substantive analytical procedures over the adjustments to historical loss rates year over year.

Business Combination – Fair Value of Acquired Non-Purchased Credit Impaired Loans from the Acquisition of National Commerce Corporation

As described in Notes 1 and 26, the Company acquired 100% of the outstanding common stock of National Commerce Corporation on April 1, 2019.  The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations.  The Company acquired loans with an estimated fair value of $3,327,850,000, which is net of a $61,384,000 discount to the outstanding principal balance. Of the total loans acquired, management identified $18,616,000 of loans with credit deterioration since origination (“PCI loans”) and $3,309,234,000 of loans without evidence of credit deterioration since origination (“non-PCI loans”). The non-PCI loans were valued by management using a discounted cash flow model under the income approach.

The determination of the fair value of the acquired non-PCI loans requires a high degree of subjectivity and judgment.  The model assumptions and valuation results could have a material effect on the Company’s consolidated financial statements.  We identified the testing of the model assumptions and valuation results for estimating the fair value of the acquired non-PCI loans to be a critical audit matter, as the overall evaluation involved especially subjective auditor judgment.

The primary procedures we performed to address this critical audit matter included:

Testing the design and operating effectiveness of internal control related the review of the reasonableness of the model assumptions and valuation results.

Substantively testing management’s process related to the assessment of model assumptions and valuation results, including evaluating their judgments and assumptions, which included:

•

Evaluation of the reasonableness of management’s judgments related to the model assumptions.  We utilized valuation specialists in our evaluation, which considered the weight of confirming and disconfirming evidence from internal and external sources, loan portfolio performance and third-party credit quality data.

•	Utilizing valuation specialists to evaluate the application of the model and overall results.

/s/ Crowe LLP
Crowe LLP

We have served as the Company's auditor since 2006.

Fort Lauderdale, Florida

February 27, 2020

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

(in thousands of dollars, except per share data)

	2019	2018
ASSETS
Cash and due from banks	$185,255	$107,007
Deposits in other financial institutions (restricted cash)	140,913	28,345
Federal funds sold and FRB deposits	163,890	231,981
Cash and cash equivalents	490,058	367,333
Trading securities, at fair value	4,987	1,737
Available for sale debt securities, at fair value	1,886,724	1,727,348
Held to maturity debt securities (fair value of $208,852 and $212,179
at December 31, 2019 and December 31, 2018, respectively)	202,903	216,833
Loans held for sale (see Note 4)	142,801	40,399
Loans, excluding purchased credit impaired	11,848,475	8,181,533
Purchased credit impaired loans	135,468	158,971
Allowance for loan losses	(40,655)	(39,770)
Net Loans	11,943,288	8,300,734
Bank premises and equipment, net	296,706	227,454
Right-of-use operating lease assets	32,163	—
Accrued interest receivable	40,945	33,143
FHLB, FRB and other stock, at cost	100,305	79,584
Goodwill	1,204,417	802,880
Core deposit intangible, net	91,157	66,225
Other intangible assets, net	4,507	2,953
Bank owned life insurance	330,155	267,820
Other repossessed real estate owned ("OREO")	5,092	2,909
Deferred income tax asset, net	28,786	51,462
Bank property held for sale	23,781	25,080
Interest rate swap derivatives, at fair value	273,068	92,475
Prepaid expense and other assets	40,182	31,219
TOTAL ASSETS	$17,142,025	$12,337,588

LIABILITIES AND EQUITY
Deposits:
Demand - non-interest bearing	$3,929,183	$2,923,640
Demand - interest bearing	2,613,933	1,811,006
Savings and money market accounts	4,336,721	2,920,730
Time deposits	2,256,555	1,821,960
Total deposits	13,136,392	9,477,336

Securities sold under agreement to repurchase	93,141	57,772
Federal funds purchased	379,193	294,360
Other borrowed funds	161,000	361,000
Corporate and subordinated debentures	71,343	32,415
Accrued interest payable	3,998	2,627
Interest rate swap derivatives, at fair value	275,033	92,892
Operating lease liabilities	34,485	—
Payables and accrued expenses	90,722	47,842
Total liabilities	14,245,307	10,366,244

Equity:
Common stock, $.01 par value: 200,000,000 shares authorized; 125,173,597 and 95,679,596 shares issued and outstanding at December 31, 2019
and December 31, 2018, respectively	1,252	957
Additional paid-in capital	2,407,385	1,699,031
Retained earnings	465,680	293,777
Accumulated other comprehensive income (loss)	22,401	(22,421)
Total equity	2,896,718	1,971,344

TOTAL LIABILITIES AND EQUITY	$17,142,025	$12,337,588

See accompanying Notes to the Consolidated Financial Statements

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31, 2019, 2018 and 2017

(in thousands of dollars, except per share data)

	2019	2018	2017
Interest income:
Loans	$618,125	$405,881	$219,972
Investment securities:
Taxable	48,432	42,723	22,598
Tax-exempt	6,899	6,399	5,324
Federal funds sold and other	11,876	5,629	3,432
	685,332	460,632	251,326
Interest expense:
Deposits	83,099	33,260	11,079
Securities sold under agreement to repurchase	1,106	632	246
Federal funds purchased and other borrowings	11,637	11,445	3,108
Corporate and subordinated debentures	3,726	2,213	1,350
	99,604	47,550	15,783

Net interest income	585,728	413,082	235,543
Provision for loan losses	10,585	8,283	4,958
Net interest income after loan loss provision	575,143	404,799	230,585

Non-interest income:
Correspondent banking capital markets revenue	60,373	28,884	23,520
Other correspondent banking related revenue	4,525	4,504	4,821
Mortgage banking revenue	29,553	12,610	1,511
Small business administration loans revenue	5,136	3,532	775
Service charges on deposit accounts	30,168	22,831	14,986
Debit, prepaid, ATM and merchant card related fees	18,399	16,243	9,035
Wealth management related revenue	3,161	2,657	3,554
Bank owned life insurance income	7,801	5,976	3,293
Gain on sale of deposits	—	611	—
Gain on sale of trust department	—	—	1,224
Net gain (loss) on sale of available for sale debt securities	25	(22)	(7)
Other non-interest income	6,919	7,301	2,463
Total other income	166,060	105,127	65,175

 (Continued)

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31, 2019, 2018 and 2017

(in thousands of dollars, except per share data)

	2019	2018	2017
Non-interest expense:
Salaries, wages and employee benefits	260,234	172,318	109,412
Occupancy expense	28,350	20,897	12,777
Depreciation of premises and equipment	14,438	9,788	7,247
Supplies, stationary and printing	3,234	2,498	1,610
Marketing expenses	7,540	6,235	3,929
Data processing expense	19,605	14,308	8,436
Legal, audit and other professional fees	8,870	6,163	3,644
Amortization of intangibles	16,030	10,018	4,066
Postage and delivery	3,967	2,961	1,938
ATM and debit card and merchant card related expenses	5,501	4,253	2,746
Bank regulatory expenses	5,048	4,885	3,051
Gain on sale of OREO	(428)	(1,933)	(876)
Valuation write down of OREO	395	482	682
(Gain) loss on repossessed assets other than real estate	(25)	138	(23)
Foreclosure related expenses	3,221	2,815	2,252
Merger related expenses	39,257	34,912	13,046
Impairment on bank property held for sale	1,736	2,667	519
Other expenses	29,934	19,062	12,029
Total other expenses	446,907	312,467	186,485

Income before provision for income taxes	294,296	197,459	109,275
Provision for income taxes	67,698	41,024	53,480
Net income	226,598	156,435	55,795
Earnings attributable to noncontrolling interest	1,202	—	—
Net income attributable to CenterState Bank Corporation	$225,396	$156,435	$55,795

Net income	$226,598	$156,435	$55,795
Other comprehensive gain (loss) income, net of tax:
Unrealized available for sale debt securities holding gain (loss), net of
income taxes of $15,302, ($5,233) and $1,765, respectively	45,454	(15,432)	2,806
Unrealized interest rate swap holding loss, net of
income taxes of ($204), $0 and $0, respectively	(613)	—	—
Less: reclassified adjustments for (gain) loss included in net income, net of
income tax expense (benefit) of $6, ($6) and ($3), respectively	(19)	16	4

Net change in accumulated other comprehensive gain (loss)	44,822	(15,416)	2,810

Total comprehensive income	$271,420	$141,019	$58,605
Comprehensive income attributable to noncontrolling interest	1,202	—	—
Total comprehensive income attributable to CenterState Bank Corporation	$270,218	$141,019	$58,605

Earnings per share:
Basic	$1.88	$1.78	$0.97
Diluted	$1.87	$1.76	$0.95
Common shares used in the calculation of earnings per share:
Basic (1)	119,746,949	87,641,220	57,244,698
Diluted (1)	120,603,823	88,758,853	58,340,813
(1)	Excludes participating securities.

See accompanying Notes to the Consolidated Financial Statements

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2019, 2018 and 2017

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other
	common	Common	paid in	Retained	comprehensive	Noncontrolling	Total
	shares	stock	capital	earnings	income (loss)	interest	equity
Balances at January 1, 2017	48,146,981	$482	$430,459	$130,090	$(8,574)	$—	$552,457

Net income				55,795			55,795
Unrealized holding gain on available for sale debt securities,
net of deferred income tax of $1,765					2,810		2,810
Reclassification of the disproportionate tax effect on
unrealized losses on available for sale securities
resulting from the change in federal tax rate				1,241	(1,241)		—
Dividends paid - common ($0.24 per share)				(13,878)			(13,878)
Stock grants issued	242,854	2	401				403
Stock based compensation expense			4,586				4,586
Stock options exercised	598,039	6	6,709				6,715
Stock repurchase	(45,236)	(1)	(1,130)				(1,131)
Stock issued pursuant to Platinum Bank acquisition	4,279,255	43	110,790				110,833
Stock issued pursuant to Gateway Bank acquisition	4,244,441	43	107,044				107,087
Stock options acquired and converted
pursuant to Gateway acquisition			15,811				15,811
Stock issued pursuant to public offering, net of costs of $529	2,695,000	27	63,235				63,262
Balances at December 31, 2017	60,161,334	$602	$737,905	$173,248	$(7,005)	$—	$904,750

Net income				156,435			156,435
Unrealized holding loss on available for sale debt securities,
net of deferred income tax of $5,233					(15,416)		(15,416)
Dividends paid - common ($0.40 per share)				(35,906)			(35,906)
Stock grants issued	236,921	3	647				650
Stock based compensation expense			4,193				4,193
Stock options exercised	1,793,339	18	14,689				14,707
Stock repurchase	(38,496)	(1)	(1,026)				(1,027)
Stock issued pursuant to Sunshine acquisition	7,050,645	70	181,343				181,413
Stock options acquired and converted
pursuant to Sunshine acquisition			6,432				6,432
Stock issued pursuant to HCBF acquisition	15,051,639	151	387,128				387,279
Stock options acquired and converted
pursuant to HCBF acquisition			18,025				18,025
Stock issued pursuant to Charter acquisition	11,424,214	114	349,695				349,809
Balances at December 31, 2018	95,679,596	$957	$1,699,031	$293,777	$(22,421)	$—	$1,971,344

Net income				225,396		1,202	226,598
Unrealized holding gain on available for sale debt securities,
net deferred income tax of $15,296					45,435		45,435
Unrealized holding loss on interest rate swap,
net of deferred income tax of $204					(613)		(613)
Cumulative adjustment pursuant to adoption
of ASU 842 (Note 29)				(1,093)			(1,093)
Dividends paid - common ($0.44 per share)				(52,400)			(52,400)
Stock grants issued	202,709	2	798				800
Stock based compensation expense			5,149				5,149
Stock options exercised	356,366	3	3,098				3,101
Stock repurchase	(5,733,042)	(57)	(132,020)				(132,077)
Stock issued pursuant to NCOM acquisition	34,667,968	347	825,097				825,444
Stock options acquired and converted pursuant to NCOM
acquisition			6,232				6,232
Noncontrolling interest from NCOM acquisition						12,002	12,002
Distributions paid to noncontrolling interest						(1,065)	(1,065)
Purchase of noncontrolling interest						(12,139)	(12,139)
Balances at December 31, 2019	125,173,597	$1,252	$2,407,385	$465,680	$22,401	$—	$2,896,718
See accompanying Notes to the Consolidated Financial Statements

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2019, 2018 and 2017

(in thousands of dollars)

	2019	2018	2017
Cash flows from operating activities:
Net income	$226,598	$156,435	$55,795
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,585	8,283	4,958
Depreciation of premises and equipment	14,438	9,788	7,247
Accretion of purchase accounting adjustments	(59,275)	(51,131)	(34,264)
Net amortization of investment securities	11,125	12,449	9,954
Net deferred loan origination fees	1,826	1,873	345
(Gain) loss on sale of available for sale debt securities	(25)	22	7
Trading securities revenue	(99)	(57)	(242)
Purchases of trading securities	(194,799)	(254,555)	(230,074)
Proceeds from sale of trading securities	191,648	259,652	235,922
Repossessed real estate owned valuation write down	395	482	682
Gain on sale of repossessed real estate owned	(428)	(1,933)	(876)
(Gain) loss on repossessed assets other than real estate	(25)	138	(23)
Gain on sale of residential loans held for sale	(29,491)	(10,803)	(1,511)
Residential loans originated and held for sale	(1,157,356)	(403,492)	(93,642)
Proceeds from sale of residential loans held for sale	1,100,207	403,583	77,791
Net change in fair value of residential loans held for sale	(1,174)	(1,081)	—
Gain on disposal of and or sale of fixed assets	(26)	(762)	(225)
Gain on disposal of bank property held for sale	(1,408)	(2,675)	(340)
Impairment on bank property held for sale	1,736	2,667	519
Gain on sale of small business administration loans	(5,136)	(3,532)	(775)
Small business administration loans originated for sale	(52,383)	(35,693)	(12,268)
Proceeds from sale of small business administration loans	57,519	39,225	13,043
Gain on sale of deposits	—	(611)	—
Gain on sale of trust department	—	—	(1,224)
Deferred income taxes	24,241	21,511	31,192
Tax deduction in excess of book deduction for stock awards	(999)	(6,149)	(3,007)
Stock based compensation expense	5,149	4,193	4,586
Bank owned life insurance income	(7,801)	(5,976)	(3,293)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	31,028	61,575	(48,145)
Net change in accrued interest payable, accrued expense, and other liabilities	(12,733)	(9,988)	10,625
Net cash provided by operating activities	153,337	193,438	22,757

 (Continued)

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2019, 2018 and 2017

(in thousands of dollars)

	2019	2018	2017
Cash flows from investing activities:
Available for sale debt securities:
Purchases of investment securities	$(5,084)	(40,788)	(56,673)
Purchases of mortgage-backed securities	(465,051)	(539,807)	(444,146)
Proceeds from pay-downs of mortgage-backed securities	301,745	217,862	123,917
Proceeds from sales of investment securities	66,811	58,768	104,260
Proceeds from sales of mortgage-backed securities	160,341	296,884	208,432
Proceeds from called investment securities	10,870	1,210	865
Proceeds from maturities of investment securities	295	61,000	1,000
Held to maturity debt securities:
Purchases of investment securities	—	—	(2,693)
Purchases of mortgage-backed securities	—	—	(1,695)
Proceeds from pay-downs of mortgage-backed securities	12,747	14,232	20,874
Purchases of FHLB, FRB and other stock	(53,073)	(67,115)	(15,919)
Proceeds from sales of FHLB, FRB and other stock	49,427	36,244	5,572
Net increase in loans	(266,141)	(363,401)	(286,110)
Purchase of bank owned life insurance	—	—	(30,000)
Purchases of premises and equipment, net	(23,814)	(24,025)	(10,289)
Proceeds from sale of repossessed real estate	9,345	12,591	6,811
Proceeds from sale of premises and equipment, net	92	2,661	556
Proceeds from sale of bank property held for sale	18,748	16,001	7,437
Net cash from bank acquisitions	268,504	229,689	86,530
Net cash provided by (used in) investing activities	85,762	(87,994)	(281,271)
Cash flows from financing activities:
Net increase in deposits	176,161	97,083	180,744
Sale of deposits	—	25,341	—
Net increase in securities sold under agreement to repurchase	16,536	5,339	18,084
Net increase (decrease) in federal funds purchased	84,833	(37,130)	69,504
Net (decrease) increase in in other borrowings	(200,000)	(77,920)	40,268
Net decrease in payable to shareholders for acquisitions	(63)	(217)	(89)
Termination of corporate debentures	—	(9,000)	—
Stock options exercised	3,101	14,707	6,715
Proceeds from stock offering, net of offering costs	—	—	63,262
Stock repurchased	(132,077)	(1,027)	(1,131)
Dividends paid	(52,400)	(35,906)	(13,878)
Purchase of noncontrolling interest	(11,400)	—	—
Cash distribution paid to noncontrolling interest	(1,065)	—	—
Net cash (used in) provided by financing activities	(116,374)	(18,730)	363,479

Net cash increase in cash and cash equivalents	122,725	86,714	104,965
Cash and cash equivalents, beginning of period	367,333	280,619	175,654
Cash and cash equivalents, end of period	$490,058	$367,333	$280,619

Supplemental noncash disclosures:
Transfer of loans to other real estate owned	$10,620	$4,661	$3,108
Transfers of bank property to held for sale	6,450	4,302	4,534
New operating right-of-use assets	39,205	—	—

Cash paid during the period for:
Interest	$101,946	$48,450	$17,493
Income taxes	42,553	16,624	17,818

See accompanying Notes to the Consolidated Financial Statements

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

December 31, 2019, 2018 and 2017

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

At December 31, 2019, the Company, through its subsidiary bank, operated as a community bank headquartered in the state of Florida, providing traditional retail, commercial, mortgage, wealth management and SBA services throughout its Florida, Georgia and Alabama branch network and customer relationships in neighboring states.  The Company’s primary deposit products are checking, savings and term certificate accounts, and its primary lending products include commercial real estate loans, residential real estate loans, commercial loans and consumer loans.  Substantially all loans are secured by commercial real estate, residential real estate, business assets or consumer assets.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.  The Company also provides correspondent banking and capital markets services to over 650 community banks nationwide. The Bank also owns CBI, which in turn owns Corporate Billing, a transaction-based finance company headquartered in Decatur, Alabama that provides factoring, invoicing, collection and accounts receivable management services to transportation companies and automotive parts and services providers throughout the United States and Canada.

R4ALL, Inc. is a non-bank subsidiary incorporated during the third quarter of 2009.  The primary purpose of this subsidiary is to purchase, hold, and dispose of troubled assets acquired from the Company’s subsidiary bank.

CSFL Insurance Corp. is a non-bank subsidiary incorporated during the fourth quarter of 2015.  The primary purpose of this subsidiary is to function as a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code. National Commerce Risk Management, Inc., which was a captive insurance subsidiary pursuant to Section 831(b) of the U.S. Tax Code acquired from the NCOM transaction, was dissolved in December 2019.

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

A loan is moved to non-accrual status in accordance with the Company’s policy typically after 90 days of non-payment, or less than 90 days of non-payment if management determines that the full timely collection of principal and interest becomes doubtful, excluding factored receivables.  For CBI’s factored receivables, which are commercial trade credits rather than promissory notes, the Company’s practice, in most cases, is to charge-off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  Single family home loans, consumer loans and smaller commercial, land, development and construction loans (less than $500) are monitored by payment history, and as such, past due payments is generally the triggering mechanism to determine non-accrual status.  Larger (greater than $500) commercial, land, development and construction loans are monitored on a loan level basis, and therefore in these cases it is more likely that a loan may be placed on non-accrual status before it becomes 90 days past due.

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

As frequently as quarterly or as long as annually, the Company updates the amount of loan principal and interest cash flows expected to be collected, incorporating assumptions regarding default rates, loss severities, the amounts and timing of prepayments and other factors that are reflective of current market conditions. Probable decreases in expected loan principal cash flows trigger the recognition of impairment, which is measured as the present value of the expected principal loss plus any related foregone interest cash flows discounted at the pool’s effective interest rate. Impairments that occur after the acquisition date are recognized through provision for loan losses. Probable and significant increases in expected principal cash flows would first reverse any previously recorded allowance for loan losses; any remaining increases are recognized prospectively as interest income over the life of the pool. The impacts of (i) prepayments, (ii) changes in variable interest rates, and (iii) any other changes in the timing of expected cash flows are recognized prospectively as adjustments to interest income over the life of the pool. Disposals of loans, which may include sales of loans, receipt of payments in full by the borrower, or foreclosure, result in removal of the loan from the purchased credit impaired portfolio.

(k)	Concentration of credit risk

Most of the Company’s business activity is with customers located within Southeastern United States largely in Florida, Alabama and Georgia.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and the real estate market within Southeast.

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

The Company evaluates the loans acquired from the Gulfstream, First Southern, Community Bank, First National, Platinum, Gateway, HCBF, Sunshine and NCOM acquisitions that were not PCI loans as individual loan portfolio segments.  The Company considered the levels of and trends in non-performing loans, past-due loans, adverse loan grade classification changes, historical loss rates, environmental factors and impaired loans in arriving at its estimate.  The general loan loss allowance recorded for these performing loans acquired from Gulfstream is allocated between the five portfolio segments described above in Note 5.

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
(t)	Loan commitments and related financial instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

(u)	Stock-based compensation

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

(v)	Income taxes

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

On December 22, 2017, the U.S. federal government enacted a tax bill, H.R1 (“Tax Act”) which reduced the federal corporate tax rates effective January 1, 2018.  As a result of this new tax bill, the Company evaluated its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on its deferred tax assets.  The reduction in the federal corporate tax rate resulted in a one-time charge to the Company’s 2017 earnings and reduction to its net deferred tax assets. See Note 15 for more details regarding Income Taxes.
(w)	Retirement plans

Employee 401(k) plan expense is the amount of matching contributions.  Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

(x)	Marketing and advertising costs

Marketing and advertising costs are expensed as incurred.

(y)	Earnings per common share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, stock warrants and unvested restricted stock awards where shares are not issued until vested.  Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

(z)	Comprehensive income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale and unrealized holding gains and losses on interest rate swaps, which are also recognized as separate components of shareholders’ equity.

(aa)	Loss contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the financial statements.

(ab)	Restrictions on cash

Cash on hand or on deposit with the Federal Reserve Bank is generally required to meet regulatory reserve and clearing requirements. Cash is required to be pledged as collateral to the third party dealers for the interest rate swap derivatives.
(ac)	Dividend restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

(ad)	Fair value of financial instruments

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

(ae)	Segment reporting

The Company’s correspondent banking and capital markets division represents a distinct reportable segment which differs from the Company’s primary business of commercial and retail banking in Florida, Georgia and Alabama.  Accordingly, a reconciliation of reportable segment revenues, expenses and profit to the Company’s consolidated total has been presented in Note 25.
(af)	Derivatives

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

(ah)	Effect of new pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases." Under this guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee's obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018; early adoption is permitted. All entities are required to use a modified retrospective approach for leases. Management is electing the effective date method of the modified retrospective transition approach.  Under the effective date method, all lease accounting transitions to ASC 842 as of January 1, 2019 through a one-time recognition of previously off-balance sheet leases as well as a one-time offset to retained earnings for measurement differences.  Under the effective date transition approach, all comparative periods presented prior to January 1, 2019 will remain in accordance with legacy lease accounting of ASC 840.  The adoption of this standard on January 1, 2019 resulted in the recognition of right-of-use lease assets of $20,311 and lease liabilities of $22,795 on the Company’s Consolidated Balance Sheets.  The one-time transition reduced retained earnings by $1,093.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available for sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company formed a CECL committee to assist with the implementation process. It selected a third-party vendor to assist with the allowance for credit loss methodology as well as advisory services related to the implementation of the amendments of ASU 2016-13.  Management decided on a discounted cash flow model, worked on internal controls and built a qualitative framework.  Effective January 1, 2020, the Company adopted ASU Topic 326.  Based on the most recent analysis, we expect the allowance to loans ratio to increase by approximately 55 bps to 70 bps, which equates to a $65 to $84 million increase to the allowance, as a result of the adoption of CECL.  This increase includes the reclassification of the credit mark on PCD loans from loan discount to ACL.  Excluding the reclassification of the credit mark on PCD loans, the increase to the allowance is estimated to be $48 to $67 million.  In addition, the Company estimates a reserve for potential losses on unfunded commitments to be in the range of $5 to $10 million, which will be recorded as a liability.  Based on these ranges, the impact to retained earnings, net of deferred taxes, for the increase in ACL, reserve for the unfunded commitments and expected credit losses on debt securities is estimated to be in the range of $40 to $58 million.  The estimates on the potential impact of the adoption of CECL on the Company’s financial statements are based on ongoing analyses, current expectations and forecasted economic conditions.  These estimates are contingent upon continued refinement of assumptions, methodologies and judgments, which the Company will finalize in the first quarter 2020.  The standard will add new disclosures starting with the March 31, 2020 10Q related to factors that influenced management’s estimate, including current expected credit losses, the changes in those factors, and reasons for the changes as well as the method applied to revert to historical credit loss experience.

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

A list of the activity in this portfolio for 2019 and 2018 is summarized below.

	2019	2018
Beginning balance	$1,737	$6,777
Purchases	194,799	254,555
Proceeds from sales	(191,648)	(259,652)
Net realized gain on sales	96	20
Net unrealized gains	3	37
Ending balance	$4,987	$1,737

(3)	Investment Debt Securities
Available for Sale Debt Securities

All of the mortgage-backed securities (“MBS”) listed below are residential FNMA, FHLMC, and GNMA MBSs.

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$5,504	$153	$—	$5,657
Obligations of U.S. government sponsored entities and agencies	20,000	—	70	19,930
Mortgage-backed securities	1,742,221	26,403	1,382	1,767,242
Municipal securities	88,301	5,594	—	93,895
Total available for sale debt securities	$1,856,026	$32,150	$1,452	$1,886,724

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$6,265	$162	$—	$6,427
Obligations of U.S. government sponsored entities and agencies	38,794	7	933	37,868
Mortgage-backed securities	1,623,906	3,792	33,423	1,594,275
Municipal securities	88,415	698	335	88,778
Total available for sale debt securities	$1,757,380	$4,659	$34,691	$1,727,348

The cost of securities sold is determined using the specific identification method.  The securities sold during the second quarter of 2019 were collateralized loan obligation securities (“CLOs”) acquired through the NCOM acquisition.  The CLOs were marked to fair value at acquisition and subsequently sold resulting in a loss of $5.  The securities sold during the first quarter of 2018 include some securities acquired through the acquisitions of Sunshine and Harbor on January 1, 2018. These acquired securities were marked to fair value and subsequently sold after the acquisition date, and no gain or loss was recognized from the sale of these securities.  Total sales of available for sale securities were as follows:

	2019	2018	2017
Proceeds	$227,152	$355,652	$312,692
Gross gains	1,132	68	740
Gross losses	1,107	90	747

The tax provisions related to these net realized gains and losses were $6, $(6) and $(3), respectively.

Available for sale debt securities pledged at December 31, 2019 and 2018 had a carrying amount (estimated fair value) of $1,195,664 and $961,721, respectively.  These securities were pledged primarily to secure public deposits and repurchase agreements.  In addition, the amount at December 31, 2019 includes $361,127 of securities pledged to the third party dealers and clearinghouse exchanges for the Company’s cash flow hedge interest rate swaps.  At year-end 2019 and 2018, there were no holdings of available for sale securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The fair value and amortized cost of available for sale debt securities at year end 2019 by contractual maturity were as follows.  Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair	Amortized
Investment securities available for sale:	Value	Cost
Due in one year or less	$2,216	$2,193
Due after one year through five years	4,098	3,973
Due after five years through ten years	35,872	35,206
Due after ten years through thirty years	77,296	72,433
Mortgage-backed securities	1,767,242	1,742,221
Total available for sale debt securities	$1,886,724	$1,856,026

The following tables show the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018.

	December 31, 2019
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored entities and agencies	$19,930	$70	$—	$—	$19,930	$70
Mortgage-backed securities	125,249	388	117,903	994	243,152	1,382
Total temporarily impaired available for sale debt securities	$145,179	$458	$117,903	$994	$263,082	$1,452

	December 31, 2018
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government sponsored entities and agencies	$25,104	$332	$9,398	$601	$34,502	$933
Mortgage-backed securities	647,923	10,782	635,172	22,641	1,283,095	33,423
Municipal securities	25,031	316	3,381	19	28,412	335
Total temporarily impaired available for sale debt securities	$698,058	$11,430	$647,951	$23,261	$1,346,009	$34,691

Mortgage-backed securities:  At December 31, 2019, nearly 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2019.

Held to Maturity Debt Securities

The following reflects the fair value of held to maturity securities and the related gross unrecognized gains and losses as of December 31, 2019 and 2018.

	December 31, 2019
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$71,560	$456	$29	$71,987
Municipal securities	131,343	5,522	—	136,865
Total held to maturity debt securities	$202,903	$5,978	$29	$208,852

	December 31, 2018
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
Mortgage-backed securities	$84,983	$—	$2,462	$82,521
Municipal securities	131,850	799	2,991	129,658
Total held to maturity debt securities	$216,833	$799	$5,453	$212,179

Held to maturity debt securities pledged at December 31, 2019 and 2018 had a carrying amount of $100,582 and $103,710.  These securities were pledged primarily to secure public deposits and repurchase agreements.

At year-end 2019 and 2018, there were no holdings of held to maturity securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The fair value and amortized cost of held to maturity debt securities at year end 2019 by contractual maturity were as follows.  Mortgage-backed securities are not due at a single maturity date and are shown separately.

		Amortized
Investment securities held to maturity	Fair Value	Cost
Due after five years through ten years	$2,064	$2,031
Due after ten years through thirty years	134,801	129,312
Mortgage-backed securities	71,987	71,560
Total held to maturity debt securities	$208,852	$202,903

The following tables show the Company’s held to maturity debt investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at December 31, 2019 and 2018.

	December 31, 2019
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$—	$—	$8,445	$29	$8,445	$29
Total temporarily impaired held to maturity debt securities	$—	$—	$8,445	$29	$8,445	$29

	December 31, 2018
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$—	$—	$82,521	$2,462	$82,521	$2,462
Municipal securities	22,560	203	47,807	2,788	70,367	2,991
Total temporarily impaired held to maturity debt securities	$22,560	$203	$130,328	$5,250	$152,888	$5,453

Mortgage-backed securities:  At December 31, 2019, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2019.

(4)Loans Held for Sale

The Company accounts for the loans held for sale under the fair value option with changes in fair value recognized in current period earnings.  At the date of funding of the loan, the funded amount of the loan, the relative derivative asset or liability of the associated interest rate lock commitment, less direct costs, becomes the initial recorded investment in the loan held for sale.  Such amount approximates the fair value of the loan.  Net gains from changes in estimated fair value of mortgage loans held for sale were $1,174 and $1,081 at December 31, 2019 and 2018, respectively. The total unpaid principal balances of loans held for sale were $141,627 and $39,318 at December 31, 2019 and 2018, respectively. No loans held for sale at December 31, 2019 and 2018 were past due or on non-accrual.

The table below summarizes the activity in mortgage loans held for sale for the years ended December 31, 2019 and 2018.

	December 31,
	2019	2018
Beginning balance	$40,399	$19,647
Effect from acquisitions	14,588	8,959
Loans originated	1,157,356	403,492
Proceeds from sales	(1,100,207)	(403,583)
Net change in fair value	1,174	1,081
Net realized gain on sales	29,491	10,803
Ending balance	$142,801	$40,399

As loans are closed, they are typically sold at prices specified in the forward contracts.  Gains or losses may arise if the yields of the loans delivered vary from those specified in the forward contracts.  Derivative mortgage loan commitments, or interest rate locks, are also utilized and relate to the origination of a mortgage that will be held for sale upon funding.  The Company began utilizing these derivative financial instruments on its loans held for sale in 2018 to manage interest rate risk and not for speculative purposes. The table below summarizes the main components of Mortgage Banking Revenue as reported in the

Company’s Consolidated Statements of Income and Comprehensive Income during the years ended December 31, 2019 and 2018.

	2019	2018
Servicing fees and commissions	$358	$196
Gain on sale of loans held for sale	29,491	10,803
Unrealized gain on loans held for sale	1,174	1,081
Net gain on mortgage derivatives	494	614
Loss on mortgage hedge	(1,731)	(46)
Loss on mortgage servicing assets	(233)	(38)
Mortgage banking revenue	$29,553	$12,610

The table below summarizes the notional amounts for interest rate lock commitments, best efforts forward trades and MBS forward trades pertaining to loans held for sale at December 31, 2019 and 2018.

	Notional at
	December 31, 2019	December 31, 2018
Interest rate lock commitments	$125,409	$49,545
Best efforts forward trades	123,638	61,865
MBS forward trades	119,500	30,000
Total derivative instruments	$368,547	$141,410

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

(5)	Loans

The following table sets forth information concerning the loan portfolio by collateral types as of December 31, 2019 and 2018 are:

	December 31, 2019	December 31, 2018
Loans excluding PCI loans
Real estate loans
Residential	$2,512,544	$1,702,114
Commercial	6,325,108	4,454,098
Land, development and construction	999,923	635,562
Total real estate	9,837,575	6,791,774
Commercial, industrial & factored receivables	1,759,074	1,183,380
Consumer and other loans	247,307	203,686
Loans before unearned fees and deferred cost	11,843,956	8,178,840
Net unearned fees and costs	4,519	2,693
Total loans excluding PCI loans	11,848,475	8,181,533
PCI loans (note 1)
Real estate loans
Residential	45,795	58,804
Commercial	81,576	87,336
Land, development and construction	4,655	7,028
Total real estate	132,026	153,168
Commercial and industrial	3,342	5,594
Consumer and other loans	100	209
Total PCI loans	135,468	158,971
Total loans	11,983,943	8,340,504
Allowance for loan losses for loans that are not PCI loans	(40,429)	(39,579)
Allowance for loan losses for PCI loans	(226)	(191)
Total loans, net of allowance for loan losses	$11,943,288	$8,300,734

 note 1:  Purchased credit-impaired (“PCI”) loans are being accounted for pursuant to ASC Topic 310-30.

The following tables present the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2019, 2018 and 2017.

	Real Estate Loans
	Residential	Commercial	Land, Develop., Constr.	Comm., Industrial & Factored Receivables	Consumer & Other	Total
Allowance for loan losses for loans that are not PCI loans:
Twelve-month ended December 31, 2019
Beginning of the period	$5,518	$22,978	$1,781	$6,414	$2,888	$39,579
Charge-offs	(721)	(567)	(42)	(9,545)	(3,182)	(14,057)
Recoveries	710	1,057	85	1,934	571	4,357
Provision for loan losses	(1,250)	(4,916)	495	12,479	3,742	10,550
Balance at end of period	$4,257	$18,552	$2,319	$11,282	$4,019	$40,429

Twelve-month ended December 31, 2018
Beginning of the period	$6,003	$19,304	$1,179	$4,130	$1,914	$32,530
Charge-offs	(516)	(13)	(126)	(1,474)	(1,706)	(3,835)
Recoveries	1,027	679	39	360	327	2,432
Provision for loan losses	(996)	3,008	689	3,398	2,353	8,452
Balance at end of period	$5,518	$22,978	$1,781	$6,414	$2,888	$39,579

Twelve-month ended December 31, 2017
Beginning of the period	$5,640	$14,713	$883	$3,785	$1,548	$26,569
Charge-offs	(254)	(74)	—	(677)	(994)	(1,999)
Recoveries	950	662	596	334	217	2,759
Provision for loan losses	(333)	4,003	(300)	688	1,143	5,201
Balance at end of period	$6,003	$19,304	$1,179	$4,130	$1,914	$32,530

	Real Estate Loans
	Residential	Commercial	Land, Develop., Constr.	Comm., Industrial & Factored Receivables	Consumer & Other	Total
Allowance for loan losses for loans that are PCI loans:
Twelve-month ended December 31, 2019
Beginning of the period	$—	$—	$177	$—	$14	$191
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	—	—	—	35	35
Balance at end of period	$—	$—	$177	$—	$49	$226

Twelve-month ended December 31, 2018
Beginning of the period	$—	$59	$222	$—	$14	$295
Charge-offs	—	—	—	(10)	—	(10)
Recoveries	—	—	—	75	—	75
Provision for loan losses	—	(59)	(45)	(65)	—	(169)
Balance at end of period	$—	$—	$177	$—	$14	$191

Twelve-month ended December 31, 2017
Beginning of the period	$54	$92	$312	$—	$14	$472
Charge-offs	—	—	—	—	—	—
Recoveries	—	66	—	—	—	66
Provision for loan losses	(54)	(99)	(90)	—	—	(243)
Balance at end of period	$—	$59	$222	$—	$14	$295

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2019 and 2018.  Accrued interest receivable and unearned fees/costs are not included in the recorded investment because they are not material.

	Real Estate Loans
	Residential	Commercial	Land, Develop., Constr.	Comm., Industrial & Factored Receivables	Consumer & Other	Total
As of December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$588	$375	$—	$914	$1	$1,878
Collectively evaluated for impairment	3,669	18,177	2,319	10,368	4,018	38,551
Purchased credit impaired	—	—	177	—	49	226
Total ending allowance balance	$4,257	$18,552	$2,496	$11,282	$4,068	$40,655

Loans:
Individually evaluated for impairment	$6,475	$11,445	$865	$7,232	$123	$26,140
Collectively evaluated for impairment	2,506,069	6,313,663	999,058	1,751,842	247,184	11,817,816
Purchased credit impaired	45,795	81,576	4,655	3,342	100	135,468
Total ending loan balances	$2,558,339	$6,406,684	$1,004,578	$1,762,416	$247,407	$11,979,424

	Real Estate Loans
	Residential	Commercial	Land, Develop., Constr.	Comm. & Industrial	Consumer & Other	Total
As of December 31, 2018
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$331	$250	$—	$1,034	$1	$1,616
Collectively evaluated for impairment	5,187	22,728	1,781	5,380	2,887	37,963
Purchased credit impaired	—	—	177	—	14	191
Total ending allowance balance	$5,518	$22,978	$1,958	$6,414	$2,902	$39,770

Loans:
Individually evaluated for impairment	$6,234	$7,496	$117	$1,708	$145	$15,700
Collectively evaluated for impairment	1,695,880	4,446,602	635,445	1,181,672	203,541	8,163,140
Purchased credit impaired	58,804	87,336	7,028	5,594	209	158,971
Total ending loan balances	$1,760,918	$4,541,434	$642,590	$1,188,974	$203,895	$8,337,811

The following is a summary of information regarding impaired loans at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$8,012	$8,475
Nonperforming TDRs (these are included in NPLs)	4,512	1,002
Total TDRs (these are included in impaired loans)	12,524	9,477
Impaired loans that are not TDRs	13,616	6,223
Total impaired loans	$26,140	$15,700

Troubled Debt Restructurings:

In certain circumstances, it may be beneficial to modify or restructure the terms of a loan (i.e. troubled debt restructure or “TDR”) and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market.  When the Company modifies the terms of a loan, it usually either reduces the monthly payment and/or interest rate for generally twelve to twenty-four months.  The Company has not forgiven any material principal amounts on any loan modifications to date.  The Company has $12,524 of TDRs.  Of this amount $8,012 are performing pursuant to their modified terms, and $4,512 are not performing and have been placed on non-accrual status and included in our non-performing loans (“NPLs”).

TDRs as of December 31, 2019 and 2018 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non-performing loans) are presented in the table below.

	Accruing	Non-Accrual	Total
As of December 31, 2019
Real estate loans:
Residential	$4,862	$1,147	$6,009
Commercial	1,706	—	1,706
Land, development, construction	175	—	175
Total real estate loans	6,743	1,147	7,890
Commercial and industrial	1,146	3,365	4,511
Consumer and other	123	—	123
Total TDRs	$8,012	$4,512	$12,524

	Accruing	Non-Accrual	Total
As of December 31, 2018
Real estate loans:
Residential	$5,848	$386	$6,234
Commercial	1,837	566	2,403
Land, development, construction	77	41	118
Total real estate loans	7,762	993	8,755
Commercial and industrial	577	—	577
Consumer and other	136	9	145
Total TDRs	$8,475	$1,002	$9,477

The Company’s policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured.  The Company’s policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments.  The Company recorded a provision for loan loss expense of  $970, $77 and $265 and partial charge offs of $702, $44 and $72 on TDR loans during the periods ending December 31, 2019, 2018 and 2017, respectively.

Loans are modified to minimize loan losses when management believes the modification will improve the borrower’s financial condition and ability to repay the loan.  The Company typically does not forgive principal.  The Company generally either reduces interest rates or decreases monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance.  The Company may also extend maturities, convert balloon loans to longer term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and management tries to accommodate the borrower and minimize the Company’s potential losses.  Approximately 64% of the Company’s TDRs are current pursuant to their modified terms, and $4,512, or approximately 36% of the Company’s total TDRs are not performing pursuant to their modified terms.  There does not appear to be any significant difference in success rates with one type of concession versus another.

Loans modified as TDRs during the twelve-month periods ending December 31, 2019, 2018 and 2017 were $5,228, $1,830, and $2,258.  The Company recorded a loan loss provision of $911, $9 and $14 for loans modified during the twelve-month periods ending December 31, 2019, 2018 and 2017.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the years ending December 31, 2019, 2018 and 2017.

	Period ending		Period ending		Period ending
	December 31, 2019		December 31, 2018		December 31, 2017
	Number	Recorded	Number	Recorded	Number	Recorded
	of loans	investment	of loans	investment	of loans	investment
Residential	—	$—	—	$—	—	$—
Commercial real estate	—	—	1	433	1	177
Land, development, construction	—	—	1	49	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	—	—	—
Total	—	$—	2	$482	1	$177

The Company recorded no provision for loan loss expense or partial charge offs during the years ending December 31, 2019 and 2018 on TDR loans that subsequently defaulted as described above.  The Company recorded $8 in provision for loan loss expense and $8 in partial charge offs during the year ending December 31, 2017 on TDR loans that subsequently defaulted as described above.

The Company has allocated $494 and $334 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2019 and 2018.  The Company has not committed to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2019 and 2018 excluding purchased credit-impaired loans accounted for pursuant to ASC Topic 310-30.  The recorded investment is less than the unpaid principal balance primarily due to partial charge-offs.

	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
As of December 31, 2019
With no related allowance recorded:
Residential real estate	$2,894	$2,744	$—
Commercial real estate	11,031	10,015	—
Land, development, construction	886	865	—
Commercial and industrial	5,522	4,820	—
Consumer, other	99	98	—

With an allowance recorded:
Residential real estate	3,920	3,731	588
Commercial real estate	1,438	1,430	375
Land, development, construction	—	—	—
Commercial and industrial	2,486	2,412	914
Consumer, other	31	25	1
Total	$28,307	$26,140	$1,878

	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
As of December 31, 2018
With no related allowance recorded:
Residential real estate	$3,608	$3,485	$—
Commercial real estate	6,447	5,906	—
Land, development, construction	144	117	—
Commercial and industrial	364	353	—
Consumer, other	109	108	—

With an allowance recorded:
Residential real estate	2,897	2,749	331
Commercial real estate	1,593	1,590	250
Land, development, construction	—	—	—
Commercial and industrial	1,378	1,355	1,034
Consumer, other	53	37	1
Total	$16,593	$15,700	$1,616

0

	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
December 31, 2019
Real estate loans:
Residential	$6,153	$233	$—
Commercial	9,420	102	—
Land, development, construction	216	8	—
Total real estate loans	15,789	343	—

Commercial and industrial	5,446	59	—
Consumer and other loans	126	8	—
Total	$21,361	$410	$—

	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
December, 31, 2018
Real estate loans:
Residential	$7,492	$308	$—
Commercial	7,876	104	—
Land, development, construction	588	8	—
Total real estate loans	15,956	420	—

Commercial and industrial	2,081	33	—
Consumer and other loans	174	8	—
Total	$18,211	$461	$—

	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
December, 31, 2017
Real estate loans:
Residential	$7,731	$267	$—
Commercial	8,956	145	—
Land, development, construction	432	18	—
Total real estate loans	17,119	430	—

Commercial and industrial	1,968	29	—
Consumer and other loans	240	10	—
Total	$19,327	$469	$—

The following tables present the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of December 31, 2019 and 2018 excluding purchased credit-impaired loans accounted for pursuant to ASC Topic 310-30:

	Non-accrual	Loans Past Due Over 90 Days Still Accruing
As of December 31, 2019
Residential real estate	$13,455	$—
Commercial real estate	12,141	—
Land, development, construction	2,516	—
Comm., industrial & factored receivables	7,884	1,692
Consumer, other	920	—
Total	$36,916	$1,692

	Non-accrual	Loans Past Due Over 90 Days Still Accruing
As of December 31, 2018
Residential real estate	$11,488	$—
Commercial real estate	8,445	—
Land, development, construction	795	—
Commercial and industrial	2,274	—
Consumer, other	565	—
Total	$23,567	$—

The following tables present the aging of the recorded investment in past due loans as of December 31, 2019 and 2018, excluding purchased credit-impaired loans accounted for pursuant to ASC Topic 310-30:

	Accruing Loans
	Total	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2019
Residential real estate	$2,512,544	$7,601	$5,928	$—	$13,529	$2,485,560	$13,455
Commercial real estate	6,325,108	7,554	2,577	—	10,131	6,302,836	12,141
Land, development, construction	999,923	1,343	2,349	—	3,692	993,715	2,516
Comm., industrial & factored receivables	1,759,074	14,924	12,465	1,692	29,081	1,722,109	7,884
Consumer	247,307	1,663	907	—	2,570	243,817	920
	$11,843,956	$33,085	$24,226	$1,692	$59,003	$11,748,037	$36,916

	Accruing Loans
	Total	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans
As of December 31, 2018
Residential real estate	$1,702,114	$5,730	$5,631	$—	$11,360	$1,679,266	$11,488
Commercial real estate	4,454,098	10,840	4,607	—	15,446	4,430,207	8,445
Land, development, construction	635,562	661	4,022	—	4,683	630,084	795
Comm. & industrial	1,183,380	2,803	878	—	3,681	1,177,425	2,274
Consumer	203,686	1,061	271	—	1,332	201,789	565
	$8,178,840	$21,094	$15,408	$—	$36,502	$8,118,771	$23,567

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2019 and 2018, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding purchased credit-impaired loans accounted for pursuant to ASC Topic 310-30, is presented below.

	As of December 31, 2019
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$2,455,752	$31,189	$25,603	$—
Commercial real estate	6,151,309	118,412	55,387	—
Land, development, construction	989,860	6,418	3,645	—
Comm., industrial & factored receivables	1,705,862	35,070	18,142	—
Consumer	245,905	160	1,242	—
Total	$11,548,688	$191,249	$104,019	$—

	As of December 31, 2018
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$1,633,810	$41,522	$26,782	$—
Commercial real estate	4,246,687	160,981	46,430	—
Land, development, construction	610,631	20,586	4,345	—
Comm. & industrial	1,137,272	40,836	5,272	—
Consumer	202,701	247	738	—
Total	$7,831,100	$264,172	$83,568	$—

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses.  For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.  The following table presents the recorded investment in residential and consumer loans, excluding purchased credit-impaired loans accounted for pursuant to ASC Topic 310-30, based on payment activity as of December 31, 2019 and 2018:

	Residential	Consumer
As of December 31, 2019
Performing	$2,499,089	$246,387
Nonperforming	13,455	920
Total	$2,512,544	$247,307

	Residential	Consumer
As of December 31, 2018
Performing	$1,690,626	$203,121
Nonperforming	11,488	565
Total	$1,702,114	$203,686

Purchased Credit-Impaired (“PCI”) Loans:

Income is recognized on PCI loans pursuant to ASC Topic 310-30. A portion of the fair value discount has been ascribed as an accretable yield that is accreted into interest income over the estimated remaining life of the loans. The remaining non-accretable difference represents cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of December 31, 2019, 2018 and 2017.  Contractually required principal and interest payments have been adjusted for estimated prepayments.

	December 31,
	2019	2018	2017
Contractually required principal and interest	$244,189	$267,815	$248,283
Non-accretable difference	(46,271)	(38,602)	(13,183)
Cash flows expected to be collected	197,918	229,213	235,100
Accretable yield	(62,450)	(70,242)	(70,942)
Carrying value of acquired loans	135,468	158,971	164,158
Allowance for loan losses	(226)	(191)	(295)
Carrying value less allowance for loan losses	$135,242	$158,780	$163,863

The Company recorded $35, ($169) and ($243) in loan loss provision expense (recovery) on PCI loans during the years ending December 31, 2019, 2018 and 2017, respectively.  The Company adjusted its estimates of future expected losses, cash flows and renewal assumptions during the current year.  These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference. The Company reclassified approximately $18,450, $22,469 and $4,707 from non-accretable difference to accretable yield during the twelve-month periods ending December 31, 2019, 2018 and 2017, respectively, to reflect the adjusted estimates of future expected cash flows.

The Company recognized approximately $33,766 of accretion income during the twelve-month period ending December 31, 2019.  The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the periods ending December 31, 2019, 2018 and 2017.

		Effect of	Income	All Other
	Dec. 31, 2018	Acquisitions	Accretion	Adjustments	Dec. 31, 2019
Contractually required principal and interest	$267,815	$51,527	$—	$(75,153)	$244,189
Non-accretable difference	(38,602)	(29,187)	—	21,518	(46,271)
Cash flows expected to be collected	229,213	22,340	—	(53,635)	197,918
Accretable yield	(70,242)	(3,724)	33,766	(22,250)	(62,450)
Carry value of acquired loans	$158,971	$18,616	$33,766	$(75,885)	$135,468

		Effect of	Income	All Other
	Dec. 31, 2017	Acquisitions	Accretion	Adjustments	Dec. 31, 2018
Contractually required principal and interest	$248,283	$122,392	$—	$(102,860)	$267,815
Non-accretable difference	(13,183)	(58,927)	—	33,508	(38,602)
Cash flows expected to be collected	235,100	63,465	—	(69,352)	229,213
Accretable yield	(70,942)	(7,770)	35,944	(27,474)	(70,242)
Carry value of acquired loans	$164,158	$55,695	$35,944	$(96,826)	$158,971

		Effect of	Income	All Other
	Dec. 31, 2016	Acquisitions	Accretion	Adjustments	Dec. 31, 2017
Contractually required principal and interest	$297,821	$31,334	$—	$(80,872)	$248,283
Non-accretable difference	(18,372)	(7,104)	—	12,293	(13,183)
Cash flows expected to be collected	279,449	24,230	—	(68,579)	235,100
Accretable yield	(93,525)	(4,185)	32,388	(5,620)	(70,942)
Carry value of acquired loans	$185,924	$20,045	$32,388	$(74,199)	$164,158

(6)	Other real estate owned

Other real estate owned is real estate acquired through or instead of loan foreclosure.  Activity in the valuation allowance was as follows:

	2019	2018	2017
Beginning of year	$404	$861	$869
Valuation write down of OREO	395	482	682
Sales and/or dispositions	(284)	(939)	(690)
End of year	$515	$404	$861

Expenses related to foreclosed real estate include:

	2019	2018	2017
Gain on sale of OREO	$(428)	$(1,933)	$(876)
Valuation write down of repossessed real estate	395	482	682
Operating expenses, net of rental income	3,221	2,815	2,252
Total	$3,188	$1,364	$2,058

(7)	Fair value

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

The Company has the rights to service a portfolio of Fannie Mae ("FNMA"), Freddie Mac (“FHLMC”) and other government guaranteed loans sold on a servicing retained basis. Mortgage servicing assets are measured at fair value when the loan is sold and subsequently measured at fair value on a recurring basis utilizing Level 2 inputs. Management uses a model operated and maintained by a third party to calculate the present value of future cash flows using the third party's market-based assumptions. The future cash flows for each asset are based on the asset's unique characteristics and the third party's market-based assumptions for prepayment speeds, default and voluntary prepayments. Adjustments to fair value are recorded as a component of Mortgage Banking Revenue in the Consolidated Statements of Income and Comprehensive Income.

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

The fair value of impaired loans with specific valuation allowance for loan losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At December 31, 2019, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 13%. Adjustments to comparable sales may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and other real estate owned are considered a Level 3 in the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at December 31,2019
Assets:
Trading securities	$4,987	$—	$4,987	$—
Available for sale debt securities
Corporate debt securities	5,657	—	5,657	—
Obligations of U.S. government sponsored entities and agencies	19,930	—	19,930	—
Mortgage-backed securities	1,767,242	—	1,767,242	—
Municipal securities	93,895	—	93,895	—
Loans held for sale	142,801	—	142,801	—
Mortgage servicing assets	1,332	—	1,332	—
Mortgage banking derivatives	1,761	—	14	1,747
Interest rate swap derivatives	273,068	—	273,068	—

Liabilities:
Mortgage banking derivatives	305	—	288	17
Interest rate swap derivatives	275,033	—	275,033	—

at December 31,2018
Assets:
Trading securities	$1,737	$—	$1,737	$—
Available for sale debt securities
Corporate debt securities	6,427	—	6,427	—
Obligations of U.S. government sponsored entities and agencies	37,868	—	37,868	—
Mortgage-backed securities	1,594,275	—	1,594,275	—
Municipal securities	88,778	—	88,778	—
Loans held for sale	40,399	—	40,399	—
Mortgage servicing assets	1,565	—	1,565	—
Mortgage banking derivatives	783	—	—	783
Interest rate swap derivatives	92,475	—	92,475	—

Liabilities:
Mortgage banking derivatives	169	—	164	5
Interest rate swap derivatives	92,892	—	92,892	—

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at December 31,2019
Assets:
Impaired loans
Residential real estate	$2,213	$—	$—	$2,213
Commercial real estate	8,177	—	—	8,177
Land, land development and construction	847	—	—	847
Commercial	5,564	—	—	5,564
Consumer	47	—	—	47
Other real estate owned
Commercial real estate	2,129	—	—	2,129
Land, land development and construction	340	—	—	340
Bank property held for sale	4,160	—	—	4,160

at December 31,2018
Assets:
Impaired loans
Residential real estate	$1,811	$—	$—	$1,811
Commercial real estate	5,614	—	—	5,614
Land, land development and construction	90	—	—	90
Commercial	1,274	—	—	1,274
Consumer	40	—	—	40
Other real estate owned
Land, land development and construction	867	—	—	867
Bank property held for sale	5,805	—	—	5,805

Impaired loans measured at fair value had a recorded investment of $18,556 with a valuation allowance of $1,708 at December 31, 2019, and a recorded investment of $8,829, with a valuation allowance of $1,463, at December 31, 2018.  The Company recorded a provision for loan loss expense of $2,739 and $1,363 on these loans during the years ending 2019 and 2018, respectively.

Other real estate owned had a decline in fair value of $395 and $482 during the twelve-month periods ending December 31, 2019 and 2018, respectively.  Changes in fair value were recorded directly as an adjustment to current earnings through non-interest expense.

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches or acquired through various acquisitions. The real estate was transferred out of the Bank Premises and Equipment category into Bank Property Held for Sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon appraisals. The Company recorded an impairment charge of $1,736 and $2,667 during the twelve month periods ending December 31, 2019 and 2018 related to bank properties held for sale.

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

Other Borrowings:  The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other borrowings, approximate their fair values resulting in a Level 2 classification.

Corporate and Subordinated Debentures:  The fair values of the Company’s corporate and subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Accrued Interest Payable:  The carrying amount of accrued interest payable approximates fair value resulting in a Level 2 classification.

Off-balance Sheet Instruments:  The fair value of off-balance-sheet items is not considered material.

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
	Carrying amount	Level 1	Level 2	Level 3	Total
at December 31,2019
Financial assets:
Cash and cash equivalents	$490,058	$490,058	$—	$—	$490,058
Trading securities	4,987	—	4,987	—	4,987
Available for sale debt securities	1,886,724	—	1,886,724	—	1,886,724
Held to maturity debt securities	202,903	—	208,852	—	208,852
Loans held for sale	142,801	—	142,801	—	142,801
Loans, net	11,943,288	—	—	11,925,693	11,925,693
Mortgage servicing assets	1,332	—	1,332	—	1,332
Mortgage banking derivatives	1,761	—	14	1,747	1,761
Interest rate swap derivatives	273,068	—	273,068	—	273,068
Accrued interest receivable	40,945	—	7,547	33,398	40,945

Financial liabilities:
Deposits - without stated maturities	$10,879,837	$10,879,837	$—	$—	$10,879,837
Deposits - with stated maturities	2,256,555	—	2,271,497	—	2,271,497
Securities sold under agreement to repurchase	93,141	—	93,141	—	93,141
Federal funds purchased and other borrowings	540,193	—	540,193	—	540,193
Corporate and subordinated debentures	71,343	—	—	66,964	66,964
Mortgage banking derivatives	305	—	288	17	305
Interest rate swap derivatives	275,033	—	275,033	—	275,033
Accrued interest payable	3,998	—	3,998	—	3,998

		Fair value measurements
	Carrying amount	Level 1	Level 2	Level 3	Total
at December 31,2018
Financial assets:
Cash and cash equivalents	$367,333	$367,333	$—	$—	$367,333
Trading securities	1,737	—	1,737	—	1,737
Available for sale debt securities	1,727,348	—	1,727,348	—	1,727,348
Held to maturity debt securities	216,833	—	212,179	—	212,179
Loans held for sale	40,399	—	40,399	—	40,399
Loans, net	8,300,734	—	—	8,342,220	8,342,220
Mortgage servicing assets	1,565	—	1,565	—	1,565
Mortgage banking derivatives	783	—	—	783	783
Interest rate swap derivatives	92,475	—	92,475	—	92,475
Accrued interest receivable	33,143	—	8,355	24,788	33,143

Financial liabilities:
Deposits - without stated maturities	$7,655,376	$7,655,376	$—	$—	$7,655,376
Deposits - with stated maturities	1,821,960	—	1,827,299	—	1,827,299
Securities sold under agreement to repurchase	57,772	—	57,772	—	57,772
Federal funds purchased and other borrowings	655,360	—	655,360	—	655,360
Corporate debentures	32,415	—	—	28,621	28,621
Mortgage banking derivatives	169	—	164	5	169
Interest rate swap derivatives	92,892	—	92,892	—	92,892
Accrued interest payable	2,627	—	2,627	—	2,627

(8)	Bank Premises and Equipment

A summary of bank premises and equipment as of December 31, 2019 and 2018 is as follows:

	December 31,
	2019	2018
Land	$89,973	$72,487
Land improvements	1,560	1,381
Buildings	174,344	130,424
Leasehold improvements	19,076	13,655
Furniture, fixtures and equipment	68,148	45,056
Construction in progress	10,821	15,491
Subtotal	363,922	278,494
Less: accumulated depreciation	67,216	51,040
Total	$296,706	$227,454

Rent expense, net of rental income, for the years ended December 31, 2019, 2018 and 2017, was $7,307, $5,642 and $2,996, respectively, and is included in Occupancy Expense in the accompanying Consolidated Statements of Income and Comprehensive Income.  Rental income for the years ended December 31, 2019, 2018 and 2017, was $1,792, $1,183, and $930, respectively, and is included in Occupancy Expense.

(9)	Goodwill and Intangible Assets

Goodwill

Goodwill was a result of whole bank acquisitions, all within the Company’s commercial and retail banking segment.  The change in balance for goodwill during the December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Beginning of year	$802,880	$257,683	$106,028
Acquired goodwill	401,537	545,197	151,655
Impairment	—	—	—
End of year	$1,204,417	$802,880	$257,683

The Company performed a step 1 annual impairment analysis of the goodwill recorded at the commercial and retail banking (“Bank”) reporting unit as of November 30, 2019.  Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit.  The carrying amount of the reporting unit did not exceed its fair value resulting in no impairment.

Core Deposit and Trust Intangible Assets

Intangible assets consist of core deposit intangibles (“CDI”) which are from either whole bank or branch acquisitions. Acquired CDI are initially measured at fair value and then amortized over a ten-year period on an accelerated basis using the projected decay rates of the underlying core deposits in the case of CDI.  The Company sold its trust department resulting in the disposal of its related trust intangible asset in 2017.

The change in balance for the CDI and Trust intangible assets during the years 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Beginning of year	$66,225	$24,063	$16,209
Acquired CDI	39,900	51,945	12,424
Amortization expense on CDI and Trust	(14,968)	(9,783)	(3,997)
Disposal of Trust intangible asset	—	—	(573)
End of year	$91,157	$66,225	$24,063

CDI intangible assets for years ended December 31, 2019 and 2018 were as follows:

	December 31, 2019		December 31, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$133,864	$42,707	$93,964	$27,739
Total acquired intangibles	$133,864	$42,707	$93,964	$27,739

Estimated amortization expense for each of the next five years:

CDI
2020	$14,423
2021	12,438
2022	11,083
2023	10,688
2024	9,928

Mortgage and Small Business Administration Servicing Assets

Mortgage servicing assets (“MSA”) and small business administration (“SBA”) servicing assets are either originated by the Company’s commercial and retail banking business or obtained from whole bank acquisitions. The Company acquired a total of $1,581 SBA servicing assets through its acquisition of NCOM on April 1, 2019, and a total of $1,828 MSA and SBA servicing assets through its acquisition of Charter on September 1, 2018. As these servicing rights were acquired at fair value as of acquisition date, no impairment charge has currently been assessed on these assets.

Mortgage Servicing Assets

Activity for MSA and the related valuation allowance follows:

	2019	2018
Beginning of year	$1,565	$—
Effect from acquisitions	—	1,602
Changes in fair value	(233)	(37)
End of year	$1,332	$1,565

Fair value at year-end 2019 was determined using discount rates ranging from 0.4% to 1.1%, prepayment speeds ranging from 6.7% to 13.1%, depending on the stratification of the specific right, and a weighted average default rate of 0.6%.

Small Business Administration Servicing Assets

During the year ended December 31, 2019, the Company acquired $1,581 of SBA loans serviced for others in the acquisition of NCOM.  During the year ended December 31, 2018, the Company acquired $226 of SBA loans serviced for others in the acquisition of Charter (see Note 26 “Business Combinations”, for further information).  The Company had a total of $52,705, and $35,779 at December 31, 2019 and 2018, respectively of SBA loans sold with servicing assets retained. The Company recorded $1,062 and $235 of amortization on the SBA servicing assets during the years ended December 31, 2019 and 2018, respectively. As the SBA servicing assets from the NCOM and Charter acquisitions were assumed at fair value on April 1, 2019 and on September 1, 2018, no impairment charge has currently been assessed on these assets. SBA servicing assets totaled $3,175 and $1,388 at December 31, 2019 and 2018, respectively.

The risk inherent in SBA servicing assets includes prepayments at different rates than anticipated or resolution of loans at dates not consistent with the estimated expected lives. These events would cause the value of the SBA servicing assets to decline at a faster or slower rate than originally anticipated.

Activity for SBA servicing assets is as follows:

	2019	2018
Beginning of year	$1,388	$551
Additions	1,268	846
Effect from acquisitions	1,581	226
Amortized to expense	(1,062)	(235)
End of year	$3,175	$1,388

(10)	Deposits

A detail of deposits at December 31, 2019 and 2018 is as follows:

	December 31,
		Weighted		Weighted
		Average		Average
		Interest		Interest
	2019	Rate	2018	Rate
Non-interest bearing deposits	$3,929,183	—%	$2,923,640	—%
Interest bearing deposits:
Interest bearing demand deposits	2,613,933	0.4%	1,811,006	0.3%
Savings deposits	811,150	0.3%	704,159	0.1%
Money market accounts	3,525,571	1.0%	2,216,571	0.9%
Time deposits less than $100,000	966,040	1.7%	871,043	1.6%
Time deposits of $100,000 or greater	1,290,515	1.9%	950,917	1.6%
	$13,136,392	0.7%	$9,477,336	0.6%

The following table presents the amount of certificate accounts at December 31, 2019, maturing during the periods reflected below:

Year	Amount
2020	$1,896,281
2021	216,494
2022	64,737
2023	46,607
2024	31,559
Thereafter	877
Total	$2,256,555

Time deposits that meet or exceed the FDIC insurance limit of $250 at year-end 2019 and 2018 were $647,490 and $397,369, respectively.  Total brokered deposits were $323,392 and $328,718 at year-end 2019 and 2018, respectively.

(11)	Securities Sold Under Agreements to Repurchase

The Company’s subsidiary bank enters into borrowing arrangements with its retail business customers by agreements to repurchase (“repurchase agreements”) under which the bank pledges investment securities owned and under its control as collateral against the one-day borrowing arrangement.

At December 31, 2019 and 2018, the Company had $93,141 and $57,772 in repurchase agreements.  Repurchase agreements are secured by obligations of U.S. government agencies and municipal securities with fair values of $131,394 and $64,706 at

December 31, 2019 and 2018, respectively.  Any risk related to these arrangements, primarily market value changes, is minimized due to the overnight (one-day) maturity and the additional collateral pledged over the borrowed amounts.

The following tables provide additional details as of December 31, 2019 and 2018.

	MBS	Municipal
	Securities	Securities	Total
As of December 31, 2019
Market value of securities pledged	$130,942	$451	$131,394
Borrowings related to pledged amounts	92,953	188	93,141
Market value pledged as a % of borrowings	141%	240%	141%

	MBS	Municipal
	Securities	Securities	Total
As of December 31, 2018
Market value of securities pledged	$64,269	$437	$64,706
Borrowings related to pledged amounts	57,594	178	57,772
Market value pledged as a % of borrowings	112%	246%	112%

 Information concerning repurchase agreements is summarized as follows:

	2019	2018	2017
Average daily balance during the year	$73,314	$54,344	$43,850
Average interest rate during the year	1.51%	1.16%	0.56%
Maximum month-end balance during the year	$93,141	$59,751	$52,080
Weighted average interest rate at year end	1.30%	1.66%	0.88%

(12)	Federal Funds Purchased

Federal funds purchased are overnight deposits including deposits from correspondent banks.  These borrowings are included in Federal Funds Purchased on the Company’s Consolidated Balance Sheets.

Information concerning these deposits is summarized as follows:

	2019	2018
Average daily balance during the year	$286,179	$250,499
Average interest rate during the period	2.29%	2.02%
Maximum month-end balance during the year	$379,193	$294,360
Weighted average interest rate at year end	1.68%	2.07%

(13)	Federal Home Loan Bank Advances and Other Borrowed Funds

From time to time, the Company borrows either through Federal Home Loan Bank (“FHLB”) advances or one-day borrowings, other than correspondent bank deposits listed in Note 12 above.

At year-end, advances from the FHLB were as follows:

	2019	2018
Fixed rate advances, maturity through 01/28/2019,
rates from 2.45% and 2.54%, averaging 2.50%	$—	$200,000
Floating rate advances, rates from 1.87% and 2.65%,
as of December 31, 2019 and 2018, respectively	150,000	150,000
Total	$150,000	$350,000

The floating rate FHLB advance listed above for the year-end 2019 has a one-year term maturing on June 18, 2020.  The FHLB advances outstanding as of year-end 2018 were daily rate credit lines.  These FHLB advances are collateralized by residential and commercial loans under a blanket lien arrangement and investment securities.  Based on this collateral, and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $610,457 at year-end 2019.  In addition, the Company had a $160,400 letter of credit issued through the FHLB to support public funds under the Alabama SAFE program.

The Company has $50,000 available in a revolving line of credit, with an interest rate of LIBOR plus 350 basis points (“bps”) and scheduled to mature on April 1, 2021. The Company had no revolving line of credit balance outstanding as of December 31, 2019 and 2018.

On January 1, 2018, the Company acquired all the assets and assumed all the liabilities of Sunshine pursuant to the merger agreement, including Sunshine’s debt obligations. In March 2016, Sunshine accepted subscriptions for and sold, at 100% of their principal amount, an aggregate of $11,000 of subordinated notes (the “Notes”), on a private placement basis, to two accredited investors. The Notes bear interest at a fixed interest rate of 5.00% per year. The Notes have a term of five years, and have a maturity date of April 1, 2021. The Notes are redeemable at the option of the Company, in whole or in part, at any time, without penalty or premium, subject to any required regulatory approvals.

The Federal Home Loan Bank Advances, revolving line of credit and Notes are included in Other Borrowed Funds on the Company’s Consolidated Balance Sheets.
(14)	Corporate and Subordinated Debentures

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

In May 2004, Valrico Bancorp Inc. (“VBI”) formed Valrico Capital Statutory Trust (“Valrico Trust”) for the purpose of issuing trust preferred securities. On September 8, 2004, VBI issued a floating rate corporate debenture in the amount of $2,500.  The Trust used the proceeds from the issuance of a trust preferred security to acquire the corporate debenture.  On April 2, 2007, the Company acquired all the assets and assumed all the liabilities of VBI pursuant to the merger agreement, including VBI’s corporate debenture and related trust preferred security discussed above.  The trust preferred security essentially mirrors the corporate debenture, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the corporate debenture (three month LIBOR plus 270 bps).  The corporate debenture and the trust preferred security each have 30-year lives.  The trust preferred security and the corporate debenture are callable by the Company or the Valrico Trust, at their respective option after five years, and sooner in specific events, subject to prior approval by the Federal Reserve, if then required.  The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  The Company’s investment in the common stock of the trust was $77 and is included in other assets.

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

On April 1, 2019, the Company acquired all the assets and assumed all the liabilities of NCOM pursuant to the merger agreement, including NCOM’s debt obligations.  On May 19, 2016, NCOM completed the underwritten public offering of $25,000 of its unsecured 6.0% fixed-to-floating rate Notes due June 1, 2026. The Notes bear interest at a fixed rate of 6.0% per year, from, and including, May 19, 2016, to, but excluding, June 1, 2021.  On June 1, 2021, the Notes convert to a floating rate equal to three-month LIBOR plus 479 basis points.  The Notes may be redeemed by the Company after June 1, 2021.  In addition, NCOM, from its Landmark Bancshares, Inc. acquisition, had assumed $13,000 of unsecured 6.5% fixed-to-floating rate Notes due June 30, 2027.  The Notes bear interest at a fixed rate of 6.5% per year, to, but excluding, June 30, 2022.  On June 30, 2022, the Notes convert to a floating rate equal to three-month LIBOR plus 467 basis points.

As the Company’s total assets exceeded $15 billion during the second quarter of 2019, the Company has treated the above mentioned corporate and subordinated debentures as Tier II capital up to the maximum amount allowed under the Federal Reserve guidelines for federal regulatory purposes.
(15)	Income Taxes

Allocation of federal and state income tax expense between current and deferred portions for the years ended December 31, 2019, 2018 and 2017, is as follows:

	Current	Deferred	Total
December 31, 2019:
Federal	$34,182	$18,510	$52,692
State	9,275	5,731	15,006
	$43,457	$24,241	$67,698
December 31, 2018:
Federal	$14,273	$16,843	$31,116
State	5,240	4,668	9,908
	$19,513	$21,511	$41,024
December 31, 2017:
Federal	$18,243	$29,393	$47,636
State	4,045	1,799	5,844
	$22,288	$31,192	$53,480

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018, are presented below:

	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$10,178	$10,079
Stock based compensation	2,242	1,701
Deferred compensation	2,782	2,235
Impairment expenses	2,222	1,334
Net operating loss carryforward	19,812	18,313
Other real estate owned expenses	129	177
Fair value adjustments	6,979	17,929
Nonaccrual interest	2,996	2,890
Unrealized loss on interest rate swap	205	—
Unrealized loss on available for sale debt securities	—	7,611
Other	973	—
Total deferred tax assets	48,518	62,269

Deferred tax liabilities:
Premises and equipment, due to differences in
depreciation methods and useful lives	(8,702)	(8,145)
Deferred loan costs, net	(1,131)	(683)
Unrealized gain on available for sale debt securities	(7,685)	—
Investment in pass-through entity	(184)	—
Prepaid expenses	(2,030)	(1,608)
Like kind exchange	—	(197)
Accretion of discounts on investments	—	(67)
Other	—	(107)
Total deferred tax liabilities	(19,732)	(10,807)

Net deferred tax asset	$28,786	$51,462

As a result of the acquisition of First Southern on June 1, 2014, the Company obtained net operating loss carryforwards of approximately $57,375 which are subject to an Internal Revenue Code (“IRC”) Section 382 annual limitation of approximately $6,487 per year.  The Company obtained net operating loss carryforwards of approximately $11,526 and $8,763 as a result of the acquisitions of Community and Hometown, respectively, on March 1, 2016 which are also subject to IRC Section 382 limitations of approximately $1,722 and $507, respectively.  The Company obtained net operating loss carryforwards of approximately $22,529 and $14,003 as a result of the acquisitions of Sunshine and HCBF, respectively, on January 1, 2018 which are also subject to IRC Section 382 limitations of approximately $3,682 and $1,101, respectively.  On April 1, 2019, the Company acquired approximately $35,712 of net operating loss carryforwards pursuant to its acquisition of NCOM, which are subject to IRC Section 382 annual limitations of varying amounts but all are expected to be utilized by December 31, 2026.

At December 31, 2019, total net operating losses approximate $79,204, which includes $24,322 of net operating loss carry forwards generated subsequent to December 31, 2017 by institutions acquired by the Company as noted above. Effective January 1, 2018, net operating losses generated on January 1, 2018 and forward are no longer subject to a 20-year carryforward period and are carried indefinitely until fully utilized.  Excluding the net operating losses not subject to expiration, the Company had approximately $54,882 of net operating loss carryforwards at December 31, 2019, which will begin to expire as follows:

2027	$1,318
2028	4,794
2029	7,060
2030	11,960
2031	5,524
2032	6,841
2033	13,350
2035	759
2036	3,276
$54,882

As a result of the enactment of the Tax Act on December 22, 2017, the Company evaluated its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on its deferred tax assets.  The reduction in the federal corporate tax rate resulted in a one-time charge to the Company’s earnings and reduction to its net deferred tax assets of approximately $18,575, which was recorded in 2017. During 2019, the Company recorded a one-time charge to its net deferred tax asset of approximately $987 to reflect a state income tax rate reduction in Florida and Georgia effective January 1, 2019.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In performing this analysis, the Company considers all evidence currently available, both positive and negative, in determining whether based on the weight of that evidence, it is more likely than not the deferred tax asset will be realized.  Based on management’s analysis, it was determined that it is more likely than not that the net deferred tax asset, net of the one-time charge mentioned above, will be realized as of December 31, 2019 and 2018.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Florida, Georgia, Alabama, California, Colorado, North Carolina and Tennessee.  CSFL Insurance Corp. files a tax return in South Carolina.  The Company is no longer subject to examination by taxing authorities for the years before 2016.  The Company has not recorded any material interest or penalties on its income tax liabilities for the years 2019, 2018 and 2017.

A reconciliation between the actual tax expense and the “expected” tax expense, computed by applying the U.S. federal corporate rate of 21 percent for 2019 and 2018 and 35 percent for 2017 is as follows:

	December 31,
	2019	2018	2017
“Expected” tax expense	$61,550	$41,466	$38,246
Tax exempt interest, net	(3,661)	(3,177)	(4,104)
Bank owned life insurance	(1,834)	(1,167)	(1,251)
State income taxes, net of federal income tax benefits	11,855	7,827	4,077
Stock based compensation	4	17	40
Merger and acquisition related expenses	348	610	1,049
Excess tax benefit from stock based compensation	(838)	(5,095)	(3,007)
Revaluation of net deferred tax asset due to change in federal income tax rate	—	—	18,575
Other, net	274	543	(145)
	$67,698	$41,024	$53,480

(16)	Related-Party Transactions

Loans to principal officers, directors, and their affiliates during 2019 and 2018 were as follows:

	2019	2018
Beginning balance	$48,426	$30,458
New loans and advances on existing loans	1,605	39,183
Repayments	(4,020)	(21,215)
Ending balance	$46,011	$48,426

At December 31, 2019 and 2018 principal officers, directors, and their affiliates had $12,812 and $10,820, respectively, of available lines of credit.  Deposits from principal officers, directors, and their affiliates at year-end 2019 and 2018 were approximately $16,198 and $6,739, respectively.

(17)	Regulatory Capital Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.   Under these rules, banks are required to maintain a minimum CET1 ratio of 4.5%, a minimum Tier 1 capital to risk-weighted assets of 6%, a total risk-based capital ratio of 8%, and a minimum leverage capital ratio of 4%.  In addition, the rules require a capital conservation buffer of up to 2.5% above each of CET1, tier 1, and total risk-based capital which must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer is being phased in over a four-year period starting on January 1, 2016.  The capital conservation buffer was 2.5% as of January 1, 2019 and 1.875% in 2018.  Fully implemented, a banking organization would need to maintain a CET1 capital ratio of at least 7%, a total Tier 1 capital ratio of at least 8.5% and a total risk-based capital ratio of at least 10.5%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital and CET1 (as defined in the regulations) to risk-weighted assets.  Management believes, as of December 31, 2019, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2019 and 2018, the most recent notifications from the Office of Comptroller of the Currency (“OCC”) categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain total risk-based, Tier I risk-based, common equity Tier 1 risk-based and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the institution’s category.

A summary of actual, required, and capital levels necessary for capital adequacy purposes for the Company as of December 31, 2019 and 2018, are presented in the table below.   The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital (to risk weighted assets)	$1,672,911	12.2%	$1,097,448	>8.0%	n/a	n/a
Tier 1 capital (to risk weighted assets)	1,555,756	11.3%	823,086	>6.0%	n/a	n/a
Common equity tier 1 capital (to risk weighted assets)	1,555,756	11.3%	617,315	>4.5%	n/a	n/a
Tier 1 capital (to average assets)	1,555,756	9.7%	638,866	>4.0%	n/a	n/a

December 31, 2018
Total capital (to risk weighted assets)	$1,183,229	12.7%	$745,543	>8.0%	n/a	n/a
Tier 1 capital (to risk weighted assets)	1,143,459	12.3%	559,157	>6.0%	n/a	n/a
Common equity tier 1 capital (to risk weighted assets)	1,104,959	11.9%	419,368	>4.5%	n/a	n/a
Tier 1 capital (to average assets)	1,143,459	10.0%	455,561	>4.0%	n/a	n/a

A summary of actual, required, and capital levels necessary for capital adequacy purposes in the case of the Company’s subsidiary bank as of December 31, 2019 and 2018, are presented in the table below.  The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital (to risk weighted assets)	$1,670,678	12.2%	$1,097,258	>8.0%	$1,371,572	>10.0%
Tier 1 capital (to risk weighted assets)	1,630,026	11.9%	822,943	>6.0%	1,097,258	>8.0%
Common equity tier 1 capital (to risk weighted assets)	1,630,026	11.9%	617,207	>4.5%	891,522	>6.5%
Tier 1 capital (to average assets)	1,630,026	10.2%	638,628	>4.0%	798,285	>5.0%

December 31, 2018
Total capital (to risk weighted assets)	$1,177,082	12.6%	$745,003	>8.0%	$931,254	>10.0%
Tier 1 capital (to risk weighted assets)	1,137,315	12.2%	558,753	>6.0%	745,003	>8.0%
Common equity tier 1 capital (to risk weighted assets)	1,137,315	12.2%	419,064	>4.5%	605,315	>6.5%
Tier 1 capital (to average assets)	1,137,315	10.0%	455,515	>4.0%	569,394	>5.0%

(18)	Dividends and Share Repurchases

The Company declared and paid cash dividends on its common stock of $52,400, $35,906 and $13,878 during the years ended December 31, 2019, 2018 and 2017 respectively.  Banking regulations limit the amount of dividends that may be paid by the subsidiary banks to the Company without prior approval of the Bank’s regulatory agency.  The Company received a $141,000 and $68,000 dividend from its subsidiary bank in 2019 and 2018, respectively.  At December 31, 2019, dividends from the subsidiary bank available to be paid to the Company, without prior approval of the Bank’s regulatory agency, was $177,208, subject to the Bank meeting or exceeding regulatory capital requirements.

In September 2017, the Company’s Board of Directors authorized a repurchase program to acquire up to 3,000,000 shares of its outstanding common stock.  In May 2019, the Board of Directors approved and reset the number of shares available to be repurchased under the 2017 stock repurchase program to 6,500,000 and extended the program for a two-year period ending on April 25, 2021.  Under the announced stock repurchase program, the Company repurchased 5,733,042 shares at cost of $132,077 during the year ended December 31, 2019 and 38,496 shares at a cost of $1,027 during the year ended December 31, 2018.  The Company repurchased 45,236 shares at a cost of $1,131 during the year ended December 31, 2017.  In January 2020, the Board of Directors approved a new program to replace the current program and authorizes the Company to repurchase up to 6,500,000 of the its common stock for a two-year period ending on January 16, 2022.  The Company is not obligated to repurchase any additional shares under the 2020 Stock Repurchase Program.

(19)	Equity-Based Compensation

The Company assumed the obligations of NCOM under various equity incentive plan’s pursuant to the closing on April 1, 2019 by CenterState of the merger of NCOM with and into CenterState.  All of the NCOM stock options and warrants awarded and outstanding pursuant to the assumed NCOM plans at the merger closing date were converted to stock options and warrants for 487,365 of the Company’s common shares with an average exercise price of $10.99 per share.  At December 31, 2019, there were options and warrants outstanding for 343,418 shares of the Company’s common stock with an average exercise price of $11.32 per share and an average remaining contractual life of approximately 4.7 years.

The Company assumed the obligations of Sunshine under Sunshine’s 2015 Equity Incentive Plan (“Sunshine Plan”) pursuant to the closing on January 1, 2018 by CenterState of the merger of Sunshine with and into CenterState.  All of the Sunshine stock options awarded pursuant to the Sunshine Plan outstanding at the merger closing date were converted to stock options for 590,345 of the Company’s common shares with an average exercise price of $14.84 per share.  At December 31, 2019, there were options outstanding for 14,240 shares of the Company’s common stock with an average exercise price of $15.91 per share and an average remaining contractual life of approximately 6.3 years.

The Company assumed the obligations of HCBF under HCBF’s 2010 Amended and Restated Stock Incentive Plan (the “HCBF Plan”), pursuant to the closing on January 1, 2018 by CenterState of the merger of HCBF with and into CenterState.  All of the HCBF stock options awarded pursuant to the HCBF Plan outstanding at the merger closing date were converted to stock options for 1,621,543 of the Company’s common shares with an average exercise price of $14.80 per share.  At December 31, 2019, there were options outstanding for 63,470 shares of the Company’s common stock with an average exercise price of $13.96 per share and an average remaining contractual life of approximately 5.3 years.

The Company assumed the obligations of Gateway under the Gateway Officers’ and Employees’ Stock Option Plan and the Gateway Directors’ Stock Option Plan (collectively, the “Gateway Plans”) pursuant to the closing on May 1, 2017 by CenterState of the merger of Gateway with and into CenterState.  All of the Gateway stock options awarded pursuant to the Gateway Plans outstanding at the merger closing date were converted to stock options for 1,150,517 of the Company’s common shares with an average exercise price of $11.32 per share.  At December 31, 2019, there were options outstanding for 191,828 shares of the Company’s common stock with an average exercise price of $10.53 per share and an average remaining contractual life of approximately 2.7 years.

The Company assumed the obligations of GBI under the Gulfstream 2009 Stock Option Plan, the Gulfstream Officers’ and Employees’ Stock Option Plan and the Gulfstream Directors’ Stock Option Plan (collectively, the “Gulfstream Plans”) pursuant to the closing on January 17, 2014 by CenterState of the merger of Gulfstream with and into CenterState.  All of the Gulfstream stock options awarded pursuant to the Gulfstream Plans outstanding at the merger closing date were converted to stock options for 774,104 of the Company’s common shares with an average exercise price of $6.99 per share.  At December 31, 2019, there were options outstanding for 40,000 shares of the Company’s common stock with an average exercise price of $6.15 per share and an average remaining contractual life of approximately 1.9 years.

On April 26, 2018, the Company’s shareholders approved the CenterState Bank Corporation 2018 Equity Incentive Plan (the “2018 Plan”).  The 2018 Plan replaces the 2013 Plan discussed below.  The 2018 Plan authorizes the issuance of up to 2,200,000 shares through the 2028 expiration of the plan.  No more than $150 in grants of shares may be issued to any director in any one fiscal year.  The Company’s Board of Directors froze the Company’s 2013 Equity Incentive Plan whereby no additional future grants and/or awards will be awarded pursuant to that plan effective with the shareholder approval of the 2018 Plan.  During

2019 the Company did not grant any incentive stock options to its employees.  The Company awarded 120,572 shares of Restricted Stock (“RSAs”) during 2019 with an average fair value of $26.33 per share at the date of grant.  These restricted stock awards vest over periods ranging from two to five years.  The Company awarded Performance Share Units (“PSUs”) during 2019 pursuant to the Company’s Long-Term Incentive Plan as described in the Company’s 2019 Proxy Statement.  These PSUs will cliff vest on January 1, 2023.  The units may be converted into common shares based upon the Company’s return on average tangible common equity compared to its peer group and the Company’s tangible book value per share growth over a three-year period ending January 1, 2023.  The range of the units that may vest in the future is a minimum of 0 and a maximum of 181,402 with an expected target of 120,945 shares.  The Company also awarded 84,383 Restricted Share Units (“RSUs”) during 2019 with an average fair value of $21.09 per unit at the date of grant.  The RSUs will vest at a rate of one third each January 1, 2021, 2022 and 2023.  In addition, the Company issued 33,536 shares to non-employee directors in lieu of cash for director fees during 2019.  At December 31, 2019, there were a total of 1,644,184 shares available for future grants pursuant to the 2018 Plan, assuming maximum future vesting of PSUs outstanding.

On April 25, 2013, the Company’s shareholders approved the CenterState 2013 Equity Incentive Plan (the “2013 Plan”).  The 2013 Plan replaced the 2007 Plan.  The 2013 Plan authorized the issuance of up to 1,600,000 shares of the Company stock.  In 2019, the 2013 Plan was frozen whereby no additional grants and/or awards were awarded pursuant to this plan subsequent to April 2018.

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

The Company’s stock-based compensation consists of stock options, RSAs, RSUs and PSUs.  During the twelve-month periods ended December 31, 2019, 2018 and 2017, the Company recognized total stock-based compensation expense as listed in the table below.

	2019	2018	2017
Stock option expense	$19	$83	$115
RSA expense	3,329	2,922	3,560
RSU Expense	843	538	287
PSU expense	958	650	624
Total stock-based compensation expense	$5,149	$4,193	$4,586

There is no income tax benefit provided for in the Company’s tax provision for qualified incentive stock options.  The Company receives a tax benefit when a non-qualified stock option is exercised.  The total income tax benefit related to the exercise of non-qualified stock options was approximately $723, $5,373 and $1,545 during the twelve-month periods ending December 31, 2019, 2018 and 2017, respectively.  The Company provided an income tax benefit in its tax provision for RSA, RSU and PSU expenses of approximately $1,284, $1,042 and $1,725 during the twelve-month periods ending December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, the total remaining unrecognized compensation cost related to non-vested stock options was approximately $22 and will be recognized over the next 3 years.  The weighted average period over which this expense is expected to be recognized is approximately 1.4 years.

As of December 31, 2019, the total remaining unrecognized compensation cost related to non-vested RSAs, net of estimated forfeitures, was approximately $3,758 and will be recognized over the next 8 years. The weighted average period over which this expense is expected to be recognized is approximately 1.9 years.

As of December 31, 2019, the total remaining unrecognized compensation cost related to non-vested PSUs, net of estimated forfeitures, was approximately $3,272 and will be recognized over the next 3 years.  The weighted average period over which this expense is expected to be recognized is approximately 1.8 years.

As of December 31, 2019, the total remaining unrecognized compensation cost related to non-vested RSUs, net of estimated forfeitures, was approximately $2,533 and will be recognized over the next 3 years. The weighted average period over which this expense is expected to be recognized is approximately 1.8 years.

The Company did not grant any stock options during 2017, 2018 and 2019.  However, the Company converted all outstanding Gateway stock options into CenterState options for 1,150,517 shares of common stock on the May 1, 2017 acquisition date pursuant to the Company’s agreement to acquire Gateway.  The Company also converted all outstanding Sunshine and HCBF stock options into CenterState options for 590,345 and 1,621,543 shares of common stock, respectively, on the January 1, 2018 acquisition date pursuant to the Company’s respective agreements to acquire Sunshine and HCBF.  The Company also converted all outstanding NCOM stock options and warrants into CenterState options and warrants for 487,365 shares of common stock on the April 1, 2019 acquisition date pursuant to the Company’s agreement to acquire NCOM.  The estimated fair value of options granted, or assumed in the case of Gateway, Sunshine, HCBF and NCOM, during these periods were calculated as of the grant date, or the acquisition date in the case of Gateway, Sunshine, HCBF and NCOM, using the Black-Scholes option-pricing model.

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

The weighted-average estimated fair value of stock options granted, or acquired in the case of NCOM, during the twelve-month period ended December 31, 2019 was $10.99 per share.  The table below presents information related to stock option activity for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Total intrinsic value of stock options exercised	$4,827	$1,492	$8,039
Net proceeds from stock options exercised	$3,101	$14,707	$6,715
Gross income tax benefit from the exercise of stock options	$723	$5,373	$1,545

A summary of stock option and warrant activity for the years ended December 31, 2019, 2018 and 2017 is as follows:

	December 31, 2019		December 31, 2018		December 31, 2017
		Weighted-		Weighted-		Weighted-
	Number of	Average		Average		Average
	Options and	Exercise	Number of	Exercise	Number of	Exercise
	Warrants	Price	Options	Price	Options	Price
Outstanding, beginning of period	655,261	$11.26	1,119,483	$11.26	623,490	$12.30
Options assumed pursuant to acquisition of (note 1):
Gateway	—	—	—	—	1,150,517	11.32
HCBF	—	—	1,621,543	14.80	—	—
Sunshine	—	—	590,345	14.84	—	—
NCOM	487,365	10.99	—	—	—	—
Exercised	(356,366)	10.82	(1,793,339)	13.61	(598,039)	12.11
Forfeited	(102,404)	13.55	(882,771)	15.37	(56,485)	15.00
Outstanding, end of period	683,856	$10.94	655,261	$11.26	1,119,483	$11.26

note 1:

Pursuant to the Company’s respective agreements to acquire Gateway (on May 1, 2017), Sunshine and HCBF (both on January 1, 2018) and NCOM (on April 1, 2019), all outstanding Gateway, Sunshine, HCBF and NCOM stock options and warrants were converted to CenterState stock options and warrants as of the acquisition date.

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Options outstanding, December 31, 2019	683,856	$10.94	4.0 years	$9,599
Options fully vested and expected to vest, December 31, 2019	681,718	$10.96	4.0 years	$9,561
Options exercisable, December 31, 2019	675,356	$10.99	4.0 years	$9,447

At December 31, 2019, there were restricted stock awards (“RSAs”) for 334,779 shares of the Company’s common stock outstanding and not vested.  Of this amount 32,500 restricted shares have been issued and included in the Company’s total common stock outstanding, but have not vested as of December 31, 2019.  The remaining 302,279 represent common shares to be issued at the end of their respective vesting period.

A summary of the RSA activity for the years ended December 31, 2019, 2018 and 2017 is presented in the table below.

	2019				2018				2017
	Number	Number		Weighted-	Number	Number		Weighted-	Number	Number		Weighted-
	of RSAs	of RSAs		average	of RSAs	of RSAs		average	of RSAs	of RSAs		average
	underlying	underlying	Total	fair value	underlying	underlying	Total	fair value	underlying	underlying	Total	fair value
	shares not	shares	number	at grant	shares not	shares	number	at grant	shares not	shares	number	at grant
	issued	issued	of RSAs	date	issued	issued	of RSAs	date	issued	issued	of RSAs	date
Outstanding, beginning period	339,766	50,600	390,366	$19.10	489,424	69,700	559,124	$15.89	572,064	127,901	699,965	$12.20
Granted	120,572	—	120,572	$26.33	67,502	—	67,502	$26.77	148,232	—	148,232	$24.94
Vested	(149,318)	(17,100)	(166,418)	$18.99	(214,847)	(19,100)	(233,947)	$13.65	(226,606)	(58,201)	(284,807)	$11.52
Forfeited	(8,741)	(1,000)	(9,741)	$22.78	(2,313)	—	(2,313)	$18.55	(4,266)	—	(4,266)	$15.76
Outstanding, end of period	302,279	32,500	334,779	$21.65	339,766	50,600	390,366	$19.10	489,424	69,700	559,124	$15.89

In September 2014, the Company initiated a Long-Term Incentive Plan (“LTI”) that includes a Performance Share Unit (“PSU”) award that could be awarded in PSUs, which can eventually be converted to common stock, based on the Company’s relative return on average tangible common equity and tangible book value per share growth as compared to a peer group of similar companies selected by the Company’s Compensation Committee over a 39-month period beginning in September of each grant year.  The Company awarded similar PSUs in 2017, 2018 and 2019.  In 2019, a total of 38,107 PSUs were approved by the Company’s Compensation Committee pursuant to the 2015 LTI plan. The PSUs will be issued in the form of common stock at the end of the two-year mandatory hold period which ends in February 2021. The Company expects to recognize an expense of $687, $1,051 and $2,559 over the vesting period for PSUs granted in 2017, 2018 and 2019, respectively.  The expense recognized during 2019 for all PSUs awarded pursuant to all LTI plans was $892.

In September 2016, the Company also awarded PSUs pursuant to a productive incentive plan to one of its divisions that could will be converted to the Company’s common stock based upon the division’s financial performance over three and four year periods ending August 31, 2019 and 2020, respectively.  In 2019, a total of 12,000 shares of the Company’s common stock were issued pursuant to the vesting of the three-year production incentive plan.  The Company expects to recognize a total expense of $192 during the performance periods.  The expense recognized during 2019 was $66.

The Company awarded RSUs during September 2017, 2018 and 2019 pursuant to its LTI plans as mentioned above that could eventually be converted into the Company’s common stock.  The Company expects to recognize an expense of $720, $1,107 and $1,880 for the RSUs awarded in 2017, 2018 and 2019, respectively.  Generally, the RSUs will vest at a rate of one third each January 1st beginning two years after each grant year.  The expense recognized during 2019 for all RSUs awarded was $843.

A summary of the RSU activity for the years ended December 31, 2019, 2018 and 2017 is presented in the table below.

	December 31, 2019		December 31, 2018		December 31, 2017
		Weighted-		Weighted-		Weighted-
		average		average		average
		fair value		fair value		fair value
	Number of	at grant	Number of	at grant	Number of	at grant
	Units	date	Units	date	Units	date
Outstanding, beginning of period	128,447	$20.00	86,817	$17.00	54,376	$14.00
Granted	84,383	21.09	41,630	26.60	32,441	22.19
Vested and issued	(8,547)	12.22	—	—	—	—
Forfeited	(2,622)	23.45	—	—	—	—
Outstanding, end of period	201,661	$21.00	128,447	$20.00	86,817	$17.00

(20)	Employee Benefit Plan

Substantially all of the Company’s employees are covered under its 401(k) defined contribution retirement plan.  Effective January 1, 2019, the Company amended its 401(k) defined contribution retirement plan’s participation eligibility requirement to the first month following the date of employment. Prior to the amendment, employees were eligible to participate in the plan after completing six months of continuous employment.  The Company contributes an amount equal to a certain percentage of the employees’ contributions based on the discretion of the Board of Directors.  In addition, the Company may also make additional contributions to the plan each year, subject to profitability and other factors, and based solely on the discretion of the Board of Directors.  For the years ended December 31, 2019, 2018 and 2017, the Company’s contributions to the plan were

$5,598, $3,444 and $2,249, respectively, which are included in Salary, Wages and Employee Benefits on the Consolidated Statements of Income and Comprehensive Income.

In 2008, the Company entered into a salary continuation agreement with its then chief executive officer.  Five additional Company executive officers entered into salary continuation agreements during 2010.  In 2007, an additional four pre-existing salary continuation agreements with certain Valrico State Bank’s executive officers were assumed as part of the acquisition. In 2018, the Company assumed pre-existing supplemental executive retirement plan agreements pursuant to the acquisition of Charter.  In 2019, the Company assumed pre-existing supplemental executive retirement plan agreements pursuant to the acquisition of NCOM. The plans are nonqualified deferred compensation arrangements that are designed to provide supplemental retirement income benefits to participants.  The Company expensed $1,546, $641 and $568 for the accrual of future salary continuation benefits in 2019, 2018 and 2017, respectively.  Other liabilities include salary continuation benefits payable of $10,174, $7,966 and $4,834 at December 31, 2019, 2018 and 2017, respectively.

In 2007, the Company entered into deferred compensation arrangements, through Rabbi Trust agreements, with two Valrico State Bank’s executive officers pursuant to the acquisition. The Rabbi Trust asset is included in other assets, and the related deferred compensation payable is included in other liabilities. In 2018, one of the executive officers retired and received the applicable funds from the agreement. The Rabbi Trust asset and the related deferred compensation payable at December 31, 2019, 2018 and 2017 were $339, $307 and $1,761, respectively.  Earnings from the Rabbi Trust increase the asset and increase the deferred compensation payable.  Losses from the Rabbi Trust decrease the asset and decrease the deferred compensation payable.  There was no net income statement effect other than the administration expenses of the Trust which approximates $5 per year.

(21)	Parent Company Only Financial Statements

Condensed financial statements of CenterState Bank Corporation (parent company only) are as follows:

Condensed Balance Sheet
December 31, 2019 and 2018
	2019	2018
Assets:
Cash and due from banks	$5,168	$1,338
Inter-company receivable from bank subsidiary	—	2,340
Investment in wholly-owned bank subsidiary	2,967,040	1,999,963
Investment in other wholly-owned subsidiary	3,431	2,761
Prepaid expenses and other assets	5,850	10,506
Total assets	$2,981,489	$2,016,908

Liabilities:
Accounts payable and accrued expenses	$2,428	$2,149
Other borrowings	49,577	11,000
Corporate debenture	32,766	32,415
Total liabilities	84,771	45,564

Stockholders’ Equity:
Common stock	1,252	957
Additional paid-in capital	2,407,385	1,699,031
Retained earnings	465,680	293,777
Accumulated other comprehensive income	22,401	(22,421)
Total stockholders’ equity	2,896,718	1,971,344

Total liabilities and stockholders' equity	$2,981,489	$2,016,908

Condensed Statements of Operations
Years ended December 31, 2019, 2018 and 2017
	2019	2018	2017
Dividend income	$144,209	$68,000	$10,000
Other income	—	8	—
Interest expense	(4,374)	(3,415)	(1,363)
Operating expenses	(5,372)	(3,988)	(3,960)
Income before equity in undistributed income of subsidiaries	134,463	60,605	4,677
Equity in undistributed income of subsidiaries	87,898	88,532	48,760
Net income before income tax benefit	222,361	149,137	53,437
Income tax benefit	(3,035)	(7,298)	(2,358)
Net income	$225,396	$156,435	$55,795

Condensed Statements of Cash Flows
Years ended December 31, 2019, 2018 and 2017
	2019	2018	2017
Cash flows from operating activities:
Net income	$225,396	$156,435	$55,795
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed net earnings of subsidiaries	(87,898)	(88,532)	(48,760)
(Decrease) increase in payables and accrued expenses	(875)	(13,385)	463
Decrease (increase) in other assets	9,783	3,998	(40,369)
Stock based compensation expense	—	—	1,048
Net cash flows provided by (used in) operating activities	146,406	58,516	(31,823)
Cash flows from investing activities:
Inter-company receivables from subsidiary banks	3,143	(473)	25,145
Net cash from bank acquisition	34,941	(36,037)	(42,601)
Investment in subsidiaries	—	—	(25,000)
Cash payments to shareholders	(84)	19,339	(90)
Net cash flows provided by (used in) investing activities	38,000	(17,171)	(42,546)
Cash flows from financing activities:
Stock options exercised, net of tax benefit	3,101	14,707	6,715
Stock repurchase	(132,077)	(1,027)	(1,131)
Stock issuance	800	650	—
(Decrease) increase in other borrowings	—	(20,000)	20,000
Proceeds from stock offering, net of offering costs	—	—	63,262
Dividends paid to shareholders	(52,400)	(35,906)	(13,878)
Net cash flows (used in) provided by financing activities	(180,576)	(41,576)	74,968
Net increase (decrease) in cash and cash equivalent	3,830	(231)	599
Cash and cash equivalents at beginning of year	1,338	1,569	970
Cash and cash equivalents at end of year	$5,168	$1,338	$1,569

(22)	Credit Commitments

The Company has outstanding at any time a significant number of commitments to extend credit.  These arrangements are subject to strict credit control assessments and each customer’s credit worthiness is evaluated on a case-by-case basis.

A summary of commitments to extend credit and standby letters of credit written at December 31, 2019 and 2018, are as follows:

	December 31,
	2019	2018
Standby letters of credit	$46,905	$28,964
Available lines of credit	2,818,303	1,514,359
Unfunded loan commitments – fixed	257,277	153,680
Unfunded loan commitments – variable	118,291	65,880

Commitments to make loans are generally made for periods of 30 days or less.  At December 31, 2019, the fixed rate loan commitments have interest rates ranging from 2.71% to 10.90% and maturities ranging from 1 year to 20 years.

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

Most of the Company’s business activity is with customers located throughout Southeastern United States including Florida, Georgia and Alabama.  The majority of commercial and mortgage loans are granted to customers doing business or residing in these areas.  Generally, commercial loans are secured by real estate, and mortgage loans are secured by either first or second mortgages on residential or commercial property.  As of December 31, 2019, substantially all of the Company’s loan portfolio was secured.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the economy of those areas listed above.  The Company does not have significant exposure to any individual customer or counterparty.

(24)	Basic and Diluted Earnings Per Share

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings.  There were no anti-dilutive stock options for the years ending December 31, 2019, 2018 and 2017.

The following table presents the factors used in the earnings per share computations for the periods indicated.

	2019	2018	2017
Basic
Net income available to common shareholders	$225,396	$156,435	$55,795
Less: Earnings allocated to participating securities	(88)	(116)	(120)
Net income allocated to common shareholders	$225,308	$156,319	$55,675

Weighted average common shares outstanding
including participating securities	119,793,869	87,707,196	57,368,322
Less: Participating securities (1)	(46,920)	(65,976)	(123,624)
Average shares	119,746,949	87,641,220	57,244,698
Basic earnings per common share	$1.88	$1.78	$0.97

Diluted
Net income available to common shareholders	$225,308	$156,319	$55,675
Weighted average common shares outstanding for
basic earnings per common share	119,746,949	87,641,220	57,244,698
Add: Dilutive effects of stock based compensation awards	856,874	1,117,633	1,096,115
Average shares and dilutive potential common shares	120,603,823	88,758,853	58,340,813
Diluted earnings per common share	$1.87	$1.76	$0.95

note 1:  Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

(25)	Reportable Segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management.

The tables below are reconciliations of the reportable segment revenues, expenses, and profit as viewed by management to the Company’s consolidated total for the year ending December 31, 2019, 2018 and 2017.

	Year ending December 31, 2019
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$667,428	$17,904	$—	$—	$685,332
Interest expense	(85,225)	(10,004)	(4,375)	—	(99,604)
Net interest income (expense)	582,203	7,900	(4,375)	—	585,728
Provision for loan losses	(10,277)	(308)	—	—	(10,585)
Non-interest income	101,162	64,898	—	—	166,060
Non-interest expense	(406,187)	(35,348)	(5,372)	—	(446,907)
Net income (loss) before taxes	266,901	37,142	(9,747)	—	294,296
Income tax (provision) benefit	(61,468)	(9,265)	3,035	—	(67,698)
Noncontrolling interest	(1,202)	—	—	—	(1,202)
Net income (loss)	$205,433	$27,877	$(6,712)	$—	$226,598
Total assets	$16,364,434	$777,197	$2,981,489	$(2,981,095)	$17,142,025

	Year ending December 31, 2018
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$445,688	$14,944	$—	$—	$460,632
Interest expense	(36,853)	(7,282)	(3,415)	—	(47,550)
Net interest income (expense)	408,835	7,662	(3,415)	—	413,082
Provision for loan losses	(7,914)	(369)	—	—	(8,283)
Non-interest income	71,731	33,388	8	—	105,127
Non-interest expense	(286,191)	(22,288)	(3,988)	—	(312,467)
Net income (loss) before taxes	186,461	18,393	(7,395)	—	197,459
Income tax (provision) benefit	(43,662)	(4,660)	7,298	—	(41,024)
Net income (loss)	$142,799	$13,733	$(97)	$—	$156,435
Total assets	$11,769,734	$561,885	$2,016,908	$(2,010,939)	$12,337,588

	Year ending December 31, 2017
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$240,583	$10,743	$—	$—	$251,326
Interest expense	(11,431)	(2,989)	(1,363)	—	(15,783)
Net interest income	229,152	7,754	(1,363)	—	235,543
Provision for loan losses	(5,037)	79	—	—	(4,958)
Non-interest income	36,834	28,341	—	—	65,175
Non-interest expense	(161,946)	(20,579)	(3,960)	—	(186,485)
Net income (loss) before taxes	99,003	15,595	(5,323)	—	109,275
Income tax (provision) benefit	(49,823)	(6,015)	2,358	—	(53,480)
Net income (loss)	$49,180	$9,580	$(2,965)	$—	$55,795
Total assets	$6,572,636	$506,234	$957,253	$(912,148)	$7,123,975

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

Corporate overhead and administration:  Corporate overhead and administration is comprised primarily of inter-company management fees, interest on parent company debt, office occupancy and depreciation of parent company facilities, merger related costs and other expenses.

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

The Company’s primary reasons for the transaction were to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 14% and 13%, respectively, as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  No acquisition costs related to the Sunshine acquisition were incurred during the twelve-month period ending December 31, 2019.  During the twelve-month periods ending December 31, 2018 and 2017, the Company incurred approximately $10,474 and $859, respectively, of acquisition costs related to this transaction. These acquisition costs are reported in Merger Related Expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

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

The Company’s primary reasons for the transaction were to further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 33% and 32%, respectively, as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  No acquisition costs related to the Sunshine acquisition were incurred during the twelve-month period ending December 31, 2019.  During the twelve-month periods ending December 31, 2018 and 2017, the Company incurred approximately $12,302 and $2,060, respectively, of acquisition costs related to this transaction. These acquisition costs are reported in Merger Related Expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

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

The Company’s primary reasons for the transaction were to expand its franchise into Georgia and Alabama, further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 24% as compared with the balances at December 31, 2017, and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the twelve-month periods ending December 31, 2019 and 2018, the Company incurred approximately $6,162 and $11,987, respectively, of acquisition costs related to this transaction. These acquisition costs are reported in Merger Related Expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

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

Acquisition of National Commerce Corporation

On April 1, 2019, the Company completed its acquisition of NCOM whereby NCOM merged with and into the Company.  Pursuant to and simultaneously with the merger of NCOM with and into the Company, NCOM’s wholly owned subsidiary bank, National Bank of Commerce, merged with and into the Company’s subsidiary bank, CenterState Bank, N.A.  As a result of that merger, the Bank acquired a controlling 70% interest in CBI, and its factoring subsidiary, Corporate Billing.  Subsequently on September 30, 2019, the Company purchased the 30% noncontrolling interest of CBI for $11,400.  The undistributed earnings attributable to the noncontrolling interest at period-end September 30, 2019 payable to the noncontrolling interest were distributed in October 2019.

The Company’s primary reasons for the transaction were to further expand its franchise into Georgia and Alabama, further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 36% and 37% as compared with the balances at December 31, 2018 and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the twelve-month period ending December 31, 2019, the Company incurred approximately $33,095 of acquisition costs related to this transaction.  These acquisition costs are reported in merger and acquisition related expenses on the Company’s Consolidated Statements of Income and Comprehensive Income.

The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations.  The Company recognized goodwill on this acquisition of $401,537 which is nondeductible for tax purposes as this acquisition is a nontaxable transaction.  The goodwill is calculated based on the fair values of the assets acquired and liabilities assumed as of the acquisition date.

The Company acquired 100% of the outstanding common stock of NCOM. The purchase price consisted of stock plus cash in lieu of fractional shares. Each share of NCOM common stock was exchanged for 1.65 shares of the Company’s common stock.  Based on the closing price of the Company’s common stock on March 29, 2019, the resulting purchase price was $831,696.

The table below summarizes the purchase price calculation.

Number of shares of NCOM common stock outstanding at March 29, 2019	21,011,352
Per share exchange ratio	1.650
Number of shares of CenterState common stock less 763 of fractional shares	34,667,968
CenterState common stock price per share on March 29, 2019	$23.81
Fair value of CenterState common stock issued	$825,444

Cash Consideration for 763 of fractional shares	$20

Total Stock Consideration	$825,444
Total Cash Consideration	20
Total consideration to be paid to NCOM common shareholders	$825,464
Fair value of NCOM stock options converted to CenterState stock options	5,848
Fair value of NCOM warrants converted to CenterState warrants	384
Total Purchase Price for NCOM	$831,696

The list below summarizes the fair value of the assets purchased, including goodwill, and liabilities assumed as of the April 1, 2019 purchase date.

April 1, 2019
Assets:
Cash and cash equivalents	$268,524
Loans, held for investment	3,309,234
Purchased credit impaired loans	18,616
Loans held for sale	14,588
Investments	178,488
Accrued interest receivable	11,006
Branch real estate	61,295
Furniture and fixtures	7,204
Bank property held for sale	12,436
FHLB, FRB and other stock	17,076
Bank owned life insurance	55,474
Other real estate owned	875
Servicing asset	1,581
Core deposit intangible	39,900
Goodwill	401,537
Deferred tax asset	16,285
Other assets	23,663
Total assets acquired	$4,437,782
Liabilities:
Deposits	$3,486,732
Securities sold under agreement to repurchase	18,833
Subordinated debt	38,802
Accrued interest payable	2,095
Other liabilities	47,622
Noncontrolling interest	12,002
Total liabilities assumed and noncontrolling interest	$3,606,086

In the acquisition, the Company acquired $3,327,850 of loans at fair value, net of $61,384, or 1.8%, estimated discount to the outstanding principal balance, representing 39.9% of the Company’s total loans at December 31, 2018.  Of the total loans acquired, management identified $18,616 with credit deficiencies.  All loans that were on non-accrual status including accruing loans that are 90 days or more past due that should be recognized as non-accrual, all substandard loans or all loans with impaired collateral value including TDRs and all loans under litigation were considered by management to be credit impaired and are accounted for pursuant to ASC Topic 310-30.  No TDRs were acquired from the NCOM transaction.

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

Pro-forma information (supplemental)

Pro-forma information for the twelve-month period ending December 31, 2018 assumes the Charter and NCOM acquisitions occurred at the beginning of 2018. Pro-forma data for the twelve-month period ending December 31, 2019 listed in the table below presents pro-forma information as if the NCOM acquisition occurred at the beginning of 2018.

	Years ended December 31,
	2019	2018
Net interest income	$620,072	$623,929
Net income available to common shareholders	$257,271	$240,107
EPS - basic	$2.01	$1.90
EPS - diluted	$1.99	$1.87

The disclosures regarding the results of operations for Charter and NCOM subsequent to their respective acquisition dates are omitted as this information is not practical to obtain.  Although the Company did not convert Charter’s core system in the third quarter of 2018 or did not convert NCOM’s core system until the third quarter of 2019, the majority of the fixed costs and purchase accounting entries were booked on the Company’s core system making it impractical to determine Charter or NCOM’s results of operation on a stand-alone basis.

(27)	Interest Rate Swap Derivatives

Fair Value Hedge

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates.  Under these agreements, the Company enters into a variable-rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s variable rate loan into a fixed rate.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  At years ended December 31, 2019 and 2018, the notional amount of such arrangements was $10,596,427 and $5,743,283, respectively. The Company pledged $140,913 and $28,345 of cash as collateral to the third party dealers and clearinghouse exchanges at December 31, 2019 and 2018, respectively. The Company also pledged $361,127 of securities to the third party dealers and clearinghouse exchanges at December 31, 2019.  As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the derivative instruments is as follows:

	2019	2018
Notional amount	$10,596,427	$5,743,283
Weighted average pay rate on interest-rate swaps	3.20%	3.64%
Weighted average receive rate on interest rate swaps	3.20%	3.64%
Weighted average maturity (years)	11	11
Fair value of interest rate swap derivatives (asset)	273,068	92,475
Fair value of interest rate swap derivatives (liability)	274,216	92,892

Cash Flow Hedge

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are utilized to manage interest rate risk associated with the Company's variable rate borrowings entered during the second quarter of 2019. The Company recognizes interest rate swaps as either assets or liabilities at fair value in the Consolidated Balance Sheets.

The interest rate swap contract entered during the second quarter of 2019 on a variable rate borrowing was designated as a cash flow hedge and was negotiated over the counter. The contract was entered into by the Company with a counterparty and the specific agreement of terms were negotiated, including the amount, interest rate and maturity.

The following table reflects the cash flow hedge included in the Condensed Consolidated Balance Sheets as of December 31, 2019:

December 31, 2019
Notional amount	$150,000
Fair value of interest rate swap derivatives (asset)	—
Fair value of interest rate swap derivatives (liability)	817

The following table presents the net unrealized holding losses recorded in Accumulated Other Comprehensive Income on the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Income and Comprehensive Income relating to the cash flow derivative instrument for the nine-month period ended December 31, 2019:

December 31, 2019
	Amount of	Amount of gain / (loss)	Location of gain / (loss)
	loss	reclassified from OCI	reclassified from AOCI
	recognized in OCI	to interest income	to income
Interest rate contracts - pay fixed, receive floating	$(613)	$—	Interest expense: Federal funds purchased and other borrowings

During the year ended December 31, 2019, the derivative position designed as a cash flow hedge was not discontinued and none of the losses reported in Accumulated Other Comprehensive Income were reclassified into earnings as a result of the discontinuance of a cash flow hedge or because of the early extinguishment of the borrowing.

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

Gains/Losses on Sales of Repossessed Real Estate (“OREO”)

The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  There are no ASC 606 implications unless the Company finances the sale of OREO.  There are no instances of the Company financing the sale of one of its repossessed OREO properties as of December 31, 2019.

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

(29)	Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements.  Subsequently, amendments ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-

10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements were issued.  ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.  Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

December 31, 2019
Amortization of ROU Assets - Finance Leases	$196
Interest on Lease Liabilities - Finance Leases	215
Operating Lease Cost (Cost resulting from lease payments)	7,453
Variable Lease Cost (Cost excluded from lease payments)	1,211
Total Lease Cost	$9,075
Finance Lease - Operating Cash Flows	294
Finance Lease - Financing Cash Flows	294
Operating Lease - Operating Cash Flows (Fixed Payments)	7,585
Operating Lease - Operating Cash Flows (Liability Reduction)	7,131
New ROU Assets - Operating Leases	39,205
Weighted Average Lease Term (Years) - Finance Leases	10.93
Weighted Average Lease Term (Years) - Operating Leases	7.13
Weighted Average Discount Rate - Finance Leases	5.83%
Weighted Average Discount Rate - Operating Leases	3.33%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of December 31, 2019 is as follows:

December 31, 2019
Operating lease payments due:
Within one year	$7,577
After one but within two years	6,693
After two but within three years	5,358
After three but within four years	4,419
After four years but within five years	3,723
After five years	11,410
Total undiscounted cash flows	39,180
Discount on cash flows	(4,695)
Total operating lease liabilities	$34,485

The following is a schedule of future minimum annual rentals under operating leases as of December 31, 2018:

Year ending December 31,
2019	$6,524
2020	5,096
2021	4,411
2022	3,633
2023	2,558
Thereafter	11,088
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

December 31, 2019
Operating Lease Income from Lease Payments	$1,793
Direct Financing Lease Income	513
Total Lease Income	$2,306

Net Investment in Direct Financing Leases	$1,391
Unguaranteed Residual Assets	—
Deferred Selling Profit on Direct Financing Leases	—

Maturity Analysis of Operating Lease Receivables
0 - 12 Months	$1,978
13 - 24 Months	1,599
25 - 36 Months	897
37 - 48 Months	188
48 - 60 Months	—
Over 60 Months	—

Maturity Analysis of Finance Lease Receivables
0 - 12 Months	$916
13 - 24 Months	475
25 - 36 Months	—
37 - 48 Months	—
48 - 60 Months	—
Over 60 Months	—

(30) Subsequent Events

Announcement of Merger of Equals between CenterState and South State Corporation

 On January 27, 2020, the Company and South State Corporation (“South State”) announced the execution of an Agreement and Plan of Merger, dated as of January 25, 2020 (the “Merger Agreement”), providing for the merger of the Company and South State, subject to the terms and conditions set forth therein.  Under the terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of both companies, the Company’s shareholders will receive 0.3001 shares of South State common stock for each share of CenterState common stock they own.  The transaction is expected to close in the third quarter of 2020 subject to customary closing conditions, including receipt of all applicable regulatory approvals and shareholder approval of each company.  The Company’s primary reason for the transaction is to create a leading Southeastern-based regional bank, which diversifies each company’s geographies into a contiguous six-state footprint, spanning from Florida to Virginia.  The transaction will also expand both companies’ customer base which will enhance deposit fee income and leverage operating cost through economies of scale.  The combined company will operate under the South State Bank name and will trade under the South State ticker symbol SSB on the Nasdaq stock market.  The company will be headquartered in Winter Haven, Florida and will maintain a significant presence in Columbia and Charleston, South Carolina; Charlotte, North Carolina; and Atlanta, Georgia.  South State is a bank holding company headquartered in Columbia, South Carolina.  South State’s bank subsidiary South State Bank operates 157 banking locations.  South State reported total assets of $15,921,092, total loans of $11,370,040 and total deposits of $12,177,096 as of December 31, 2019.

Stock Repurchase Plan

On January 16, 2020, the Company announced that it had approved a new share repurchase program.  Under this repurchase program, the maximum number of shares subject to its share repurchase program is 6,500,000 shares of the Company’s outstanding common stock, subject to market conditions.  The total shares subject to the Company’s repurchase plan represent approximately 5% of the Company’s outstanding shares as of December 31, 2019.  The repurchases will be made from time to time by the Company in the open market as conditions allow throughout the plan period from January 16, 2020 to January 16, 2022, unless shortened or extended by the Company’s Board of Directors.  The stock repurchase program does not obligate the Company to repurchase any specified number of shares of its common stock.  The shares may be purchased in open market or negotiated transactions.  Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of the Securities and Exchange and Commission and other applicable legal requirements.  The number, price and timing of the repurchases, if any, will be at the Company’s sole discretion and will depend on a number of factors, including market and economic conditions, liquidity needs and other factors and there is no assurance that the Company will purchase any shares under the program.  This stock repurchase program replaces the stock repurchase plan authorized on April 25, 2019.

As of February 26, 2020, subsequent to the fourth quarter of 2019, the Company repurchased an additional 1,102,934 common shares pursuant to an ongoing 10b-5 repurchase plan disclosed above at a volume-weighted average price of $23.46.  Approximately 5.4 million shares remain under the Company’s existing repurchase authorization.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 27th day of February 2020.

CENTERSTATE BANK CORPORATION

/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer
(Principal executive officer)

/s/ William E. Matthews, V
William E. Matthews, V
Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities shown on February 27, 2020.

Signature	Title

/s/ Ernest S. Pinner	Chairman of the Board
Ernest S. Pinner

/s/ James H. Bingham	Director
James H. Bingham

/s/ Michael J. Brown, Sr.	Director
Michael J. Brown, Sr.

/s/ C. Dennis Carlton	Director
C. Dennis Carlton

/s/ Michael F. Ciferri	Director
Michael F. Ciferri

/s/ John C. Corbett	Director
John C. Corbett	President and Chief Executive Officer

/s/ Jody J. Dreyer	Director
Jody J. Dreyer

/s/ Griffin A. Greene	Director
Griffin A. Greene

/s/ John H. Holcomb III	Director
John H. Holcomb III

/s/ Charles W. McPherson	Director
Charles W. McPherson

/s/ Richard Murray IV	Director
Richard Murray IV

/s/ G. Tierso Nunez II	Director
G. Tierso Nunez II

/s/ Thomas E. Oakley	Director
Thomas E. Oakley

/s/ G. Ruffner Page, Jr.	Director
G. Ruffner Page, Jr.

/s/ William Knox Pou, Jr.	Director
William Knox Pou, Jr.

/s/ Daniel R. Richey	Director
Daniel R. Richey

/s/ David G. Salyers	Director
David G. Salyers

/s/ Joshua A. Snively	Director
Joshua A. Snively

/s/ Mark W. Thompson	Director
Mark W. Thompson	Bank President