Form 10-Q
period 2020-03-31
CenterState Bank Corp
filed 2020-04-30
CIK 1102266

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	CSFL	NASDAQ

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock, par value $.01 per share	124,132,401 shares
(class)	Outstanding at April 29, 2020

CENTERSTATE BANK CORPORATION AND SUBSIDIARIES

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$135,338	$185,255
Deposits in other financial institutions (restricted cash)	550,101	140,913
Federal funds sold and FRB deposits	461,252	163,890
Cash and cash equivalents	1,146,691	490,058
Trading securities, at fair value	8,432	4,987
Available for sale debt securities, at fair value	2,138,442	1,886,724
Held to maturity debt securities, net of allowance for credit losses of $10 at
March 31, 2020 (fair value of $205,458 and $208,852 at March 31, 2020
and December 31, 2019, respectively)	195,948	202,903
Loans held for sale (see Note 6)	188,316	142,801
Loans, excluding Purchased Credit Deteriorated ("PCD") loans	11,876,909	11,848,475
PCD loans	150,322	135,468
Allowance for credit losses	(158,733)	(40,655)
Net Loans	11,868,498	11,943,288
Bank premises and equipment, net	296,471	296,706
Right-of-use operating lease assets	33,062	32,163
Accrued interest receivable	43,382	40,945
FHLB, FRB and other stock, at cost	100,463	100,305
Goodwill	1,204,417	1,204,417
Core deposit intangible, net	87,295	91,157
Other intangible assets, net	4,131	4,507
Bank owned life insurance	331,713	330,155
Other repossessed real estate owned	9,942	5,092
Deferred income tax asset, net	37,687	28,786
Bank property held for sale	21,347	23,781
Interest rate swap derivatives, at fair value	831,891	273,068
Prepaid expense and other assets	48,164	40,182
TOTAL ASSETS	$18,596,292	$17,142,025

LIABILITIES AND EQUITY
Deposits:
Demand - non-interest bearing	$4,164,091	$3,929,183
Demand - interest bearing	2,650,252	2,613,933
Savings and money market accounts	4,413,773	4,336,721
Time deposits	2,893,383	2,256,555
Total deposits	14,121,499	13,136,392

Securities sold under agreement to repurchase	81,736	93,141
Federal funds purchased	255,433	379,193
Other borrowed funds	211,000	161,000
Corporate and subordinated debentures	71,356	71,343
Accrued interest payable	4,334	3,998
Interest rate swap derivatives, at fair value	842,451	275,033
Operating lease liabilities	35,168	34,485
Reserve for unfunded commitments	7,110	—
Payables and accrued expenses	95,953	90,722
Total liabilities	15,726,040	14,245,307

Equity:
Common stock, $.01 par value: 200,000,000 shares authorized; 124,131,401 and 125,173,597 shares issued and outstanding at March 31, 2020 and
December 31, 2019, respectively	1,241	1,252
Additional paid-in capital	2,376,637	2,407,385
Retained earnings	435,984	465,680
Accumulated other comprehensive income	56,390	22,401
Total equity	2,870,252	2,896,718
TOTAL LIABILITIES AND EQUITY	$18,596,292	$17,142,025

See notes to the accompanying condensed financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended March 31,
	2020	2019
Interest income:
Loans	$160,675	$116,285
Investment securities:
Taxable	12,534	12,286
Tax-exempt	1,737	1,716
Federal funds sold and other	1,813	1,995
	176,759	132,282
Interest expense:
Deposits	19,836	13,323
Securities sold under agreement to repurchase	252	236
Federal funds purchased and other borrowings	2,321	3,978
Corporate and subordinated debentures	997	570
	23,406	18,107

Net interest income	153,353	114,175
Provision for credit losses	44,914	1,053
Net interest income after credit loss provision	108,439	113,122

Non-interest income:
Correspondent banking capital markets revenue	26,424	7,972
Other correspondent banking related revenue	1,384	1,028
Mortgage banking revenue	10,973	4,193
Small business administration loans revenue	1,403	688
Service charges on deposit accounts	7,522	6,678
Debit, prepaid, ATM and merchant card related fees	3,667	5,018
Wealth management related revenue	831	607
Bank owned life insurance income	1,927	1,626
Net gain on sale of available for sale debt securities	—	17
Other non-interest income	1,659	1,473
Total other income	55,790	29,300

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

(in thousands of dollars, except per share data)

	Three months ended March 31,
	2020	2019
Non-interest expense:
Salaries, wages and employee benefits	$77,077	$48,393
Occupancy expense	7,346	5,602
Depreciation of premises and equipment	4,045	2,850
Supplies, stationary and printing	861	748
Marketing expenses	2,158	2,020
Data processing expense	5,617	3,656
Legal, audit and other professional fees	2,682	1,442
Amortization of intangibles	4,535	2,814
Credit loss expense for unfunded commitments	1,027	—
Postage and delivery	1,160	925
ATM and debit card and merchant card related expenses	1,598	1,453
Bank regulatory expenses	1,807	1,616
Loss on sale of repossessed real estate (“OREO”)	1	47
Valuation write down of OREO	95	108
(Gain) loss on repossessed assets other than real estate	(8)	13
Foreclosure related expenses	856	561
Merger related expenses	3,051	6,365
Impairment on bank property held for sale	31	107
Other expenses	8,833	5,753
Total other expenses	122,772	84,473

Income before provision for income taxes	41,457	57,949
Provision for income taxes	6,025	13,306
Net income	$35,432	$44,643

Net income	$35,432	$44,643
Other comprehensive income, net of tax
Unrealized available for sale debt securities holding gain,
net of taxes of $13,268 and $7,322, respectively	39,729	21,571
Unrealized interest rate swap holding loss, net of
taxes of ($1,917) and $0, respectively	(5,740)	—
Less: reclassified adjustments for gain included in net income,
net income tax expense of $0 and $4, respectively	—	(13)

Net change in accumulated other comprehensive income	$33,989	$21,558

Total comprehensive income	$69,421	$66,201

Earnings per share:
Basic	$0.28	$0.47
Diluted	$0.28	$0.46
Common shares used in the calculation of earnings per share:
Basic (1)	124,798,732	95,740,856
Diluted (1)	125,341,227	96,500,740

(1)Excludes participating shares

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the three months ended March 31, 2020 and 2019 (unaudited)

(in thousands of dollars, except per share data)

					Accumulated
	Number of		Additional		other
	common	Common	paid in	Retained	comprehensive	Total
	shares	stock	capital	earnings	income (loss)	equity
Balances at January 1, 2019	95,679,596	$957	$1,699,031	$293,777	$(22,421)	$1,971,344

Net income				44,643		44,643
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $7,318					21,558	21,558
Cumulative adjustment pursuant to adoption
of ASU 842 (Note 11)				(1,464)		(1,464)
Dividends paid - common ($0.11 per share)				(10,547)		(10,547)
Stock grants issued	132,918	1	(1)			—
Stock based compensation expense			1,218			1,218
Stock options exercised	116,764	1	1,198			1,199
Stock repurchase	(15,971)	—	(399)			(399)
Balances at March 31, 2019	95,913,307	959	1,701,047	326,409	(863)	2,027,552

Balances at January 1, 2020	125,173,597	$1,252	$2,407,385	$465,680	$22,401	$2,896,718

Net income				35,432		35,432
Unrealized holding gain on
available for sale securities, net of
deferred income tax of $13,268					39,729	39,729
Unrealized holding loss on
interest rate swaps, net of
deferred income tax of $1,917					(5,740)	(5,740)
Cumulative adjustment pursuant to adoption
of ASU 326 (Note 12)				(47,751)		(47,751)
Dividends paid - common ($0.14 per share)				(17,377)		(17,377)
Stock grants issued	258,616	3	(3)			—
Stock based compensation expense			1,796			1,796
Stock options exercised	179,174	1	1,358			1,359
Stock repurchase	(1,479,986)	(15)	(33,899)			(33,914)
Balances at March 31, 2020	124,131,401	$1,241	$2,376,637	$435,984	$56,390	$2,870,252

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$35,432	$44,643
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	44,914	1,053
Credit loss on unfunded commitments	1,027	—
Depreciation of premises and equipment	4,045	2,850
Accretion of purchase accounting adjustments	(12,575)	(12,982)
Net amortization of investment securities	2,273	2,421
Net deferred loan origination fees	435	344
Gain on sale of securities available for sale debt securities	—	(17)
Trading securities revenue	(153)	(25)
Purchases of trading securities	(54,723)	(51,691)
Proceeds from sale of trading securities	51,431	53,453
Repossessed real estate owned valuation write down	95	108
Loss on sale of repossessed real estate owned	1	47
(Gain) loss on repossessed assets other than real estate	(8)	13
Gain on sale of residential loans held for sale	(10,781)	(3,976)
Residential loans originated and held for sale	(423,622)	(134,752)
Proceeds from sale of residential loans held for sale	391,242	129,657
Net change in fair value of residential loans held for sale	(2,354)	(4)
Gain on disposal of and or sale of fixed assets	(6)	(1)
Gain on disposal of bank property held for sale	(236)	(618)
Impairment on bank property held for sale	31	107
Gain on sale of small business administration loans	(1,403)	(688)
Small business administration loans originated for sale	(12,255)	(7,482)
Proceeds from sale of small business administration loans	13,658	8,170
Deferred income taxes	(4,306)	6,114
Tax deduction in excess of book deduction for stock awards	(1,391)	(376)
Stock based compensation expense	1,796	1,218
Bank owned life insurance income	(1,927)	(1,626)
Net cash from changes in:
Net changes in accrued interest receivable, prepaid expenses, and other assets	10,211	11,461
Net change in accrued interest payable, accrued expense, and other liabilities	(12,867)	(5,019)
Net cash provided by operating activities	$17,984	$42,402

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars, except per share data)

(continued)

	Three months ended March 31,
	2020	2019
Cash flows from investing activities:
Available for sale debt securities:
Purchases of investment securities	$(229,404)	$(1,037)
Purchases of mortgage-backed securities	(50,138)	(66,624)
Proceeds from pay-downs of mortgage-backed securities	78,830	53,579
Proceeds from sales of investment securities	—	2,309
Proceeds from sales of mortgage-backed securities	—	64,177
Proceeds from maturities of investment securities	—	295
Held to maturity debt securities:
Proceeds from called investment securities	3,110	—
Proceeds from pay-downs of mortgage-backed securities	3,551	2,317
Purchases of FHLB, FRB and other stock	(20,344)	(4,717)
Proceeds from sales of FHLB, FRB and other stock	20,188	10,826
Net (increase) decrease in loans	(16,919)	1,956
Purchases of premises and equipment, net	(3,813)	(3,931)
Proceeds from sale of repossessed real estate	438	430
Proceeds from sale of fixed assets	9	1
Proceeds from sale of bank property held for sale	2,639	6,365
Net cash (used in) provided by investing activities	$(211,853)	$65,946
Cash flows from financing activities:
Net increase in deposits	985,602	269,954
Net (decrease) increase in securities sold under agreement to repurchase	(11,405)	1,259
Net (decrease) increase in federal funds purchased	(123,760)	8,657
Net increase (decrease) in other borrowings	50,000	(150,000)
Net decrease in payable to shareholders for acquisitions	(3)	(1)
Stock options exercised	1,359	1,199
Stock repurchased	(33,914)	(399)
Dividends paid	(17,377)	(10,547)
Net cash provided by financing activities	$850,502	$120,122

Net increase in cash and cash equivalents	656,633	228,470
Cash and cash equivalents, beginning of period	490,058	367,333
Cash and cash equivalents, end of period	$1,146,691	$595,803

Supplemental Information
Transfer of loans to other real estate owned	$5,384	$3,657
New right-of-use operating lease assets	4,749	—

Cash paid during the period for:
Interest	$23,889	$17,689
Income taxes	—	—

See notes to the accompanying condensed consolidated financial statements

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 1: Nature of operations and basis of presentation

The consolidated financial statements include the accounts of CenterState Bank Corporation (the “Parent Company,” “Company” or “CSFL”), and its wholly owned subsidiary bank, CenterState Bank, N.A. (“CenterState” or the “Bank”), and non-bank subsidiaries, R4ALL, Inc., and CSFL Insurance Corp. The Company operates as one of the largest community bank franchises headquartered in the state of Florida. The Bank provides traditional retail, commercial, mortgage, wealth management and SBA services throughout its Florida, Georgia and Alabama branch network and customer relationships in neighboring states.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019. In the Company’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The results of operations of the three-month ended March 31, 2020 are not necessarily indicative of the results expected for the full year.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 2: Common stock outstanding and earnings per share data

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. There were no anti-dilutive stock options for the three-month periods ending March 31, 2020 and 2019. The following table presents the factors used in the earnings per share computations for the periods indicated.

	Three months ended March 31,
	2020	2019
Basic
Net income available to common shareholders	$35,432	$44,643
Less: Earnings allocated to participating securities	(8)	(23)
Net income allocated to common shareholders	$35,424	$44,620

Weighted average common shares outstanding
including participating securities	124,831,232	95,790,456
Less: Participating securities (1)	(32,500)	(49,600)
Average shares	124,798,732	95,740,856
Basic earnings per common share	$0.28	$0.47

Diluted
Net income available to common shareholders	$35,424	$44,620
Weighted average common shares outstanding for
basic earnings per common share	124,798,732	95,740,856
Add: Dilutive effects of stock based compensation awards	542,495	759,884
Average shares and dilutive potential common shares	125,341,227	96,500,740
Diluted earnings per common share	$0.28	$0.46
(1)	Participating securities are restricted stock awards whereby the stock certificates have been issued, are included in outstanding shares, receive dividends and can be voted, but have not vested.

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

The fair values of available for sale debt securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). U.S. Treasury securities are valued using quoted market prices.  Valuation adjustments are not applied (Level 1).  The fair values of corporate debt securities are calculated using market indicators such as broker quotes (Level 2).

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The Company accounts for mortgage loans held for sale under the fair value option with changes in fair value recognized in current period earnings. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans (Level 2).  In conjunction with the fair value election on loans held for sale, Mortgage banking uses derivative forward sales contracts and Interest Rate Lock Commitments (“IRLCs”) on residential mortgage loans.  Fair values of these mortgage derivatives are estimated based on changes in market prices for mortgage forward trades and mortgage interest rates (Level 2) and estimated pull through percentages from the date the interest on the loan is locked (Level 3).  The fair values of IRLCs are derived by a valuation model using various unobservable inputs, such as an estimate of the fair value of the servicing rights expected to be recorded upon sale of the loans, estimated costs to originate the loans, and the pull through rate.  At March 31, 2020, the estimated gain on sale before the pull through rate ranged from (1.45%) to 9.34% with an average of 3.19%.  The costs to originate ranged from 0.70% to 0.89% with an average of 0.82%.  The pull through rates ranged from 47.00% to 100.00% with an average of 85.19%.  At December 31, 2019, the estimated gain on sale before the pull through rate ranged from (2.41%) to 8.21% with an average of 2.54%.  The costs to originate ranged from 0.70% to 0.89% with an average of 0.82%.  The pull through rates ranged from 58.00% to 100.00% with an average of 89.00%.

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

The fair value of impaired loans with specific valuation allowance for credit losses and other real estate owned is based on recent real estate appraisals. For residential real estate impaired loans and other real estate owned, appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans, and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At March 31, 2020, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 5% to 13%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans, other real estate owned and bank property held for sale are considered a Level 3 in the fair value hierarchy.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Assets and liabilities measured at fair value on a recurring basis are summarized below.

		Fair value measurements using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at March 31,2020
Assets:
Trading securities	$8,432	$ —	$8,432	$ —
Available for sale debt securities
Corporate debt securities	5,757	—	5,757	—
Obligations of U.S. government sponsored entities and agencies	147,959	—	147,959	—
Mortgage-backed securities	1,787,846	—	1,787,846	—
U.S. treasuries	99,997	—	99,997	—
Municipal securities	96,883	—	96,883	—
Loans held for sale	188,316	—	188,316	—
Mortgage servicing assets	1,038	—	1,038	—
Mortgage banking derivatives	6,436	—	57	6,379
Interest rate swap derivatives	831,891	—	831,891	—

Liabilities:
Mortgage banking derivatives	6,126	—	6,032	94
Interest rate swap derivatives	842,451	—	842,451	—

at December 31,2019
Assets:
Trading securities	$4,987	$ —	$4,987	$ —
Available for sale debt securities
Corporate debt securities	5,657	—	5,657	—
Obligations of U.S. government sponsored entities and agencies	19,930	—	19,930	—
Mortgage-backed securities	1,767,242	—	1,767,242	—
Municipal securities	93,895	—	93,895	—
Loans held for sale	142,801	—	142,801	—
Mortgage servicing assets	1,332	—	1,332	—
Mortgage banking derivatives	1,761	—	14	1,747
Interest rate swap derivatives	273,068	—	273,068	—

Liabilities:
Mortgage banking derivatives	305	—	288	17
Interest rate swap derivatives	275,033	—	275,033	—

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below.

		Fair value measurements using
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Carrying	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
at March 31,2020
Assets:
Impaired loans, non-PCD
Residential real estate	$1,916	$ —	$ —	$1,916
Commercial real estate	12,748	—	—	12,748
Land, land development and construction	725	—	—	725
Commercial	4,944	—	—	4,944
Consumer	47	—	—	47
Impaired loans, PCD
Commercial real estate	9,694	—	—	9,694
Commercial	766	—	—	766
Other real estate owned
Residential real estate	363	—	—	363
Commercial real estate	2,129	—	—	2,129
Land, land development and construction	289	—	—	289
Bank property held for sale	2,834	—	—	2,834

at December 31,2019
Assets:
Impaired loans
Residential real estate	$2,213	$ —	$ —	$2,213
Commercial real estate	8,177	—	—	8,177
Land, land development and construction	847	—	—	847
Commercial	5,564	—	—	5,564
Consumer	47	—	—	47
Other real estate owned
Residential real estate	—	—	—	—
Commercial real estate	2,129	—	—	2,129
Land, land development and construction	340	—	—	340
Bank property held for sale	4,160	—	—	4,160

Non-PCD impaired loans measured at fair value had a recorded investment of $22,169, with a valuation allowance of $1,789 at March 31, 2020, and a recorded investment of $18,556, with a valuation allowance of $1,708 at December 31, 2019. The Company recorded a provision for credit loss expense of $911 and $1,124 on non-PCD impaired loans carried at fair value during the three-month periods ending March 31, 2020 and 2019, respectively. Beginning in 2020, the Company began accounting for PCD loans under ASC Topic 326 and as a result several loans previously evaluated on a pool level basis were individually evaluated for impairment during the current period.  PCD impaired loans measured at fair value had a recorded investment of $22,776, with a valuation allowance of $12,316 at March 31, 2020.  The Company recorded a provision for credit loss expense of $2,870 on PCD impaired loans carried at fair value during the three-month periods ending March 31, 2020.

Other real estate owned had a decline in fair value of $95 and $108 during the three-month periods ending March 31, 2020 and 2019, respectively. Changes in fair value were recorded directly to current earnings through non-interest expense.

Bank property held for sale represents certain branch office buildings which the Company has closed and consolidated with other existing branches. The real estate was transferred out of the Bank Premises and Equipment category into Bank Property Held for Sale at the lower of amortized cost or fair value less estimated costs to sell. The fair values were based upon appraisals. The Company recognized an impairment charge of $31 and $107 during the three-month periods ending March 31, 2020 and 2019, respectively, related to bank properties held for sale.

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

Loans, net: For performing loans, the fair value is determined based on a discounted cash flow analysis (income approach).  The discounted cash flow was based on contractual maturity of the loan and market indications of rates, prepayment speeds, defaults and credit risk resulting in Level 3 classification.  For non-performing loans, the fair value is determined based on the estimated values of the underlying collateral or individual analysis of receipts (asset approach) resulting in Level 3 classification. Tables below present additional information on assumptions ranges and methods used for the Level 3 fair value measurements for loans.

Quantitative information about Level 3 fair value measurements
	Fair value	Valuation	Unobservable	Range
	at March 31, 2020	technique	inputs	(weighted average rate)
Loan, net	$12,008,094	Discounted cash flow	Probability of default (PD)	0.51% - 100.00% (1.43%)
			Loss given default (LGD)	0% - 100.00% (17.95%)
			Prepayment rate	0.00% - 34.47% (20.76%)
			Discount rate	3.03% - 8.28% (4.5%)

Quantitative information about Level 3 fair value measurements
	Fair value	Valuation	Unobservable	Range
	at December 31, 2019	technique	inputs	(average) (1)
Loan, net	$11,925,693	Discounted cash flow	Probability of default (PD)	1.04% - 2.79% (1.83%)
			Loss given default (LGD)	6.44% - 46.26% (22.02%)
			Prepayment rate	10.00% - 34.47% (19.19%)
			Discount rate	1.48% - 2.39% (1.62%)
(1)	Average rates are median rates.

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the carry amounts and estimated fair values of the Company’s financial instruments:

		Fair value measurements
	Carrying amount	Level 1	Level 2	Level 3	Total
at March 31,2020
Financial assets:
Cash and cash equivalents	$1,146,691	$1,146,691	$ —	$ —	$1,146,691
Trading securities	8,432	—	8,432	—	8,432
Available for sale debt securities	2,138,442	—	2,138,442	—	2,138,442
Held to maturity debt securities	195,948	—	205,458	—	205,458
Loans held for sale, at fair value	188,316	—	188,316	—	188,316
Loans, net	11,868,498	—	—	12,008,094	12,008,094
Mortgage servicing assets	1,038	—	1,038	—	1,038
Mortgage banking derivatives	6,436	—	57	6,379	6,436
Interest rate swap derivatives	831,891	—	831,891	—	831,891
Accrued interest receivable	43,382	—	7,594	35,788	43,382

Financial liabilities:
Deposits - without stated maturities	$11,228,116	$11,228,116	$ —	$ —	$11,228,116
Deposits - with stated maturities	2,893,383	—	2,918,615	—	2,918,615
Securities sold under agreement to repurchase	81,736	—	81,736	—	81,736
Federal funds purchased and other borrowings	466,433	—	466,433	—	466,433
Corporate and subordinated debentures	71,356	—	—	66,669	66,669
Mortgage banking derivatives	6,126	—	6,032	94	6,126
Interest rate swap derivatives	842,451	—	842,451	—	842,451
Accrued interest payable	4,334	—	4,334	—	4,334

		Fair value measurements
	Carrying amount	Level 1	Level 2	Level 3	Total
at December 31,2019
Financial assets:
Cash and cash equivalents	$490,058	$490,058	$ —	$ —	$490,058
Trading securities	4,987	—	4,987	—	4,987
Available for sale debt securities	1,886,724	—	1,886,724	—	1,886,724
Held to maturity debt securities	202,903	—	208,852	—	208,852
Loans held for sale, at fair value	142,801	—	142,801	—	142,801
Loans, net	11,943,288	—	—	11,925,693	11,925,693
Mortgage servicing assets	1,332	—	1,332	—	1,332
Mortgage banking derivatives	1,761	—	14	1,747	1,761
Interest rate swap derivatives	273,068	—	273,068	—	273,068
Accrued interest receivable	40,945	—	7,547	33,398	40,945

Financial liabilities:
Deposits - without stated maturities	$10,879,837	$10,879,837	$ —	$ —	$10,879,837
Deposits - with stated maturities	2,256,555	—	2,271,497	—	2,271,497
Securities sold under agreement to repurchase	93,141	—	93,141	—	93,141
Federal funds purchased and other borrowings	540,193	—	540,193	—	540,193
Corporate and subordinated debentures	71,343	—	—	66,964	66,964
Mortgage banking derivatives	305	—	288	17	305
Interest rate swap derivatives	275,033	—	275,033	—	275,033
Accrued interest payable	3,998	—	3,998	—	3,998

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 4: Reportable segments

The Company’s reportable segments represent the distinct product lines the Company offers and are viewed separately for strategic planning purposes by management. The table below is a reconciliation of the reportable segment revenues, expenses, and profit to the Company’s consolidated total for the three-month periods ending March 31, 2020 and 2019.

	Three-month period ending March 31, 2020
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$173,702	$3,057	$ —	$ —	$176,759
Interest expense	(20,434)	(1,664)	(1,308)	—	(23,406)
Net interest income (expense)	153,268	1,393	(1,308)	—	153,353
Provision for credit losses	(45,156)	242	—	—	(44,914)
Non-interest income	27,981	27,809	—	—	55,790
Non-interest expense	(108,373)	(12,503)	(1,896)	—	(122,772)
Net income (loss) before taxes	27,720	16,941	(3,204)	—	41,457
Income tax (provision) benefit	(3,487)	(4,241)	1,703	—	(6,025)
Net income (loss)	24,233	12,700	(1,501)	—	35,432
Total assets	$17,954,442	$641,599	$3,005,931	$(3,005,680)	$18,596,292

Three-month period ending March 31, 2019
		Correspondent	Corporate
	Commercial	banking and	overhead
	and retail	capital markets	and	Elimination
	banking	division	administration	entries	Total
Interest income	$127,832	$4,450	$ —	$ —	$132,282
Interest expense	(14,851)	(2,549)	(707)	—	(18,107)
Net interest income (expense)	112,981	1,901	(707)	—	114,175
Provision for credit losses	(1,015)	(38)	—	—	(1,053)
Non-interest income	20,300	9,000	—	—	29,300
Non-interest expense	(77,581)	(5,713)	(1,179)	—	(84,473)
Net income (loss) before taxes	54,685	5,150	(1,886)	—	57,949
Income tax (provision) benefit	(12,690)	(1,305)	689	—	(13,306)
Net income (loss)	$41,995	$3,845	$(1,197)	$ —	$44,643
Total assets	$11,939,930	$647,046	$2,073,703	$(2,073,042)	$12,587,637

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

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 5: Investment securities

Available for Sale Debt Securities

All of the mortgage-backed securities (“MBS”) listed below are residential Fannie Mae, Freddie Mac and Ginnie Mae MBSs. The amortized cost, fair value and allowance for credit losses of available for sale debt securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2020
		Gross	Gross	Allowance
	Amortized	unrealized	unrealized	for credit	Fair
	cost	gains	losses	losses	value
Corporate debt securities	$5,504	$253	$ —	$ —	$5,757
Obligations of U.S. government sponsored entities and agencies	147,339	620	—	—	147,959
Mortgage-backed securities	1,711,738	76,108	—	—	1,787,846
U.S. treasuries	100,001	—	4	—	99,997
Municipal securities	90,162	6,721	—	—	96,883
Total available for sale debt securities	$2,054,744	$83,702	$4	$ —	$2,138,442

	December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate debt securities	$5,504	$153	$ —	$5,657
Obligations of U.S. government sponsored entities and agencies	20,000	—	70	19,930
Mortgage-backed securities	1,742,221	26,403	1,382	1,767,242
Municipal securities	88,301	5,594	—	93,895
Total available for sale debt securities	$1,856,026	$32,150	$1,452	$1,886,724

The cost of securities sold is determined using the specific identification method. No available for sale debt securities were sold during the three-month ended March 31, 2020.  Sales of available for sale debt securities for the three-month ended March 31, 2019 were as follows:

For the three months ended:	March 31, 2020	March 31, 2019
Proceeds	$ —	$66,486
Gross gains	—	646
Gross losses	—	629

The tax provision related to these net realized gain at March 31, 2019 was $4.

The fair value of available for sale debt securities at March 31, 2020 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair	Amortized
Investment securities available for sale:	Value	Cost
Due one year or less	$102,204	$102,191
Due after one year through five years	131,668	131,295
Due after five years through ten years	45,763	44,017
Due after ten years through thirty years	70,961	65,503
Mortgage-backed securities	1,787,846	1,711,738
Total available for sale debt securities	$2,138,442	$2,054,744

Available for sale debt securities pledged at March 31, 2020 and December 31, 2019 had a carrying amount (estimated fair value) of $1,403,169 and $1,195,664, respectively. These securities were pledged primarily to increase borrowing capacity at the FHLB, secure public deposits and repurchase agreements. In addition, the amounts at March 31, 2020 and December 31, 2019 include $605,100 and $361,127 of securities pledged to the third party dealers and clearinghouse exchanges for the Company’s cash flow hedge interest rate swaps, respectively.

At March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than mortgage-backed securities issued by U.S. Government sponsored entities, in an amount greater than 10% of stockholders’ equity.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables show the Company’s available for sale debt investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019.

	March 31, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
Mortgage-backed securities	$100	$ —	$ —	$ —	$100	$ —
U.S. treasuries	99,997	4	—	—	99,997	4
Total temporarily impaired available for sale debt securities	$100,097	$4	$ —	$ —	$100,097	$4

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of U.S. government sponsored entities and agencies	$19,930	$70	$ —	$ —	$19,930	$70
Mortgage-backed securities	125,249	388	117,903	994	243,152	1,382
Total temporarily impaired available for sale debt securities	$145,179	$458	$117,903	$994	$263,082	$1,452

Mortgage-backed securities: At March 31, 2020, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, Freddie Mac, and Ginnie Mae, institutions which the government has affirmed its commitment to support. As of March 31, 2020, none of our mortgage-backed securities were in a loss position.

U.S. treasuries: U.S. treasuries have almost no credit risk since they are backed by the full faith and credit of the U.S. government.  Because the decline in fair value is attributable to changes in interest rates and inflation, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2020.

Held to Maturity Debt Securities

Mortgage-Backed Securities: Most of the held to maturity securities investment portfolio is invested in U.S. Government Agency MBS.  Given that the principal and interest payments on these securities are guaranteed by a U.S. Government Agency, there is minimal risk.  Default from mortgage-backed securities would be present in macroeconomic events such as a recession which would result in insufficient cash flow to the servicer to continue regular payments.

Municipal Securities: Defaults on municipal bonds are not common, but they are not without risk.  Risks stem from the potential for financial mismanagement of the municipal entity or a significant deterioration in the tax or revenue base of the municipal entity.

The following reflects the amortized cost, fair value and allowance for credit losses and the related gross unrecognized gains and losses of held to maturity securities as of March 31, 2020 and December 31, 2019.

	March 31, 2020
		Gross	Gross		Allowance
	Amortized	unrecognized	unrecognized	Fair	for credit
	cost	gains	losses	value	losses
Mortgage-backed securities	$67,841	$2,317	$ —	$70,158	$ —
Municipal securities	128,117	7,183	—	135,300	(10)
Total held to maturity debt securities	$195,958	$9,500	$ —	$205,458	$(10)

	December 31, 2019
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
Mortgage-backed securities	$71,560	$456	$29	$71,987
Municipal securities	131,343	5,522	—	136,865
Total held to maturity debt securities	$202,903	$5,978	$29	$208,852

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Held to maturity securities pledged at March 31, 2020 and December 31, 2019 had a carrying amount of $130,281 and $100,582 respectively. These securities were pledged primarily to secure public deposits and repurchase agreements.

At March 31, 2020, there were no holdings of held to maturity securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The fair value and amortized cost of held to maturity securities at March 31, 2020 by contractual maturity were as follows. Mortgage-backed securities are not due at a single maturity date and are shown separately.

	Fair	Amortized
Held to maturity debt securities	value	cost
Due after five years through ten years	$2,193	$2,138
Due after ten years through thirty years	133,107	125,979
Mortgage-backed securities	70,158	67,841
Total held to maturity debt securities	$205,458	$195,958

As of March 31, 2020, there were no held to maturity debt securities in an unrecognized loss position.  The following table shows the Company’s held to maturity debt investments’ gross unrecognized losses and fair value, aggregated by investment category and length of time the individual securities have been in a continuous unrecognized loss position, at December 31, 2019.

	December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$ —	$ —	$8,445	$29	$8,445	$29
Total temporarily impaired held to maturity debt securities	$ —	$ —	$8,445	$29	$8,445	$29

The following table shows a roll-forward for the three-month ended March 31, 2020 for the of the allowance for credit losses on held to maturity debt investments:

Municipal
Held to maturity debt securities	securities
Allowance for credit losses:
Beginning balance, January 1, 2020	$ —
Impact of adopting ASC 326	10
Provision for credit loss expense	—
Allowance on purchased financial assets with credit deterioration	—
Securities charged off	—
Recoveries	—
Total ending allowance balance	$10

The Company adopted CECL effective January 1, 2020 and recorded allowance for credit losses of $10 for held to maturity debt securities.  The Company did not record any provision for credit loss on held to maturity debt securities for the three-month ended March 31, 2020.

Credit Quality Indicators:

Pursuant to ASC 326, the Company must also determine if the decline in fair value of investment securities, relative to its amortized cost, is due to credit-related factors. With respect to U.S. Government agency securities, the Bank has determined that a decline in fair value is not due to credit-related factors.  In addition, no held to maturity debt securities were past due or on non-accrual as of March 31, 2020.  The Company monitors the credit quality of debt securities held to maturity through the use of credit rating and other factors specific to an individual security in assessing whether or not the decline in fair value of municipal and corporate securities, relative to their amortized cost, is due to credit-related factors.  The Company uses the following triggers to prompt further investigation of securities when the fair value is less than amortized costs: the security has been downgraded and fallen below an A credit rating, and the security’s unrealized loss exceeds 20% of its book value.  The Company monitors credit ratings quarterly and annually performs an internal credit review of its municipal securities.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table summarizes the amortized costs of held to maturity debt securities at March 31, 2020, aggregated by credit quality indicator:

	Mortgage-backed	Municipal
	securities	securities
At March 31, 2020
AAA/AA/A	$ —	$126,737
Not rated (1)	67,841	1,380
Total	$67,841	$128,117
(1)	All unrated mortgage-backed securities are FNMA and GNMA. The federal backing of these securities result in negligible credit risk.

NOTE 6:  Loans Held for Sale

The Company accounts for loans held for sale under the fair value option with changes in fair value recognized in current period earnings.  At the date of funding of the loan, the funded amount of the loan, the relative derivative asset or liability of the associated interest rate lock commitment, less direct costs, becomes the initial recorded investment in the loan held for sale.  Such amount approximates the fair value of the loan.  Net gains from changes in estimated fair value of mortgage loans held for sale were $2,354 and $4 for the three-month periods ending March 31, 2020 and 2019, respectively. The total unpaid principal balance of loans held for sale was $185,962 and $141,627 at March 31, 2020 and December 31, 2019, respectively. No loans held for sale at March 31, 2020 or at December 31, 2019 were past due or on nonaccrual.

The table below summarizes the activity in mortgage loans held for sale during the three-month period ending March 31, 2020 and 2019.

	Three-month periods ended
	March 31, 2020	March 31, 2019
Beginning balance	$142,801	$40,399
Loans originated	423,622	134,752
Proceeds from sales	(391,242)	(129,657)
Net change in fair value	2,354	4
Net realized gain on sales	10,781	3,976
Ending balance	$188,316	$49,474

As loans are closed, they are typically sold at prices specified in the forward contracts.  Gains or losses may arise if the yields of the loans delivered vary from those specified in the forward contracts.  Derivative mortgage loan commitments, or interest rate locks, are also utilized and relate to the origination of a mortgage that will be held for sale upon funding.  The Company uses these derivative financial instruments on its loans held for sale to manage interest rate risk and not for speculative purposes. The table below summarizes the main components of Mortgage Banking Revenue during the three-month period ending March 31, 2020 and 2019. The Mortgage Banking Revenue amounts are reported in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

	Three-month periods ended
	March 31, 2020	March 31, 2019
Servicing fees and commissions	$83	$93
Gain on sale of loans held for sale	10,781	3,976
Unrealized gain on loans held for sale	2,354	4
(Loss) gain on mortgage derivatives	(1,147)	557
Loss on mortgage hedge	(1,098)	(404)
Loss on mortgage servicing assets	—	(33)
Mortgage banking revenue	$10,973	$4,193

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes the notional amounts for interest rate lock commitments, best efforts forward trades and MBS forward trades pertaining to loans held for sale at March 31, 2020 and 2019.

	Notional at
	March 31, 2020	March 31, 2019
Interest rate lock commitments	$389,387	$85,802
Best efforts forward trades	152,788	92,115
MBS forward trades	345,500	57,000
Total derivative instruments	$887,675	$234,917

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

NOTE 7: Loans

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	March 31, 2020	December 31, 2019
Loans excluding PCD loans
Real estate loans
Residential	$2,537,240	$2,512,544
Commercial	6,391,975	6,325,108
Land, development and construction	929,014	999,923
Total real estate	9,858,229	9,837,575
Commercial, industrial & factored receivables	1,778,526	1,759,074
Consumer and other loans	235,200	247,307
Loans before unearned fees and deferred cost	11,871,955	11,843,956
Net unearned fees and costs	4,954	4,519
Total loans excluding PCD loans	11,876,909	11,848,475
PCD loans (note 1)
Real estate loans
Residential	42,779	45,795
Commercial	92,281	81,576
Land, development and construction	5,447	4,655
Total real estate	140,507	132,026
Commercial and industrial	9,756	3,342
Consumer and other loans	59	100
Total PCD loans	150,322	135,468
Total loans	12,027,231	11,983,943
Allowance for credit losses for loans that are not PCD loans	(140,803)	(40,429)
Allowance for credit losses for PCD loans	(17,930)	(226)
Total loans, net of allowance for credit losses	$11,868,498	$11,943,288

note 1:	Purchased credit deteriorated (“PCD”) loans are being accounted for pursuant to ASC Topic 326 effective January 1, 2020.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below set forth the activity in the allowance for credit losses for the periods presented.

	Allowance for credit losses for loans that are not PCD loans	Allowance for credit losses on PCD loans	Total
Three-month ended March 31, 2020
Balance at beginning of period, prior to adoption of ASC 326	$40,429	$226	$40,655
Impact of adopting ASC 326	57,604	17,004	74,608
Loans charged-off	(2,350)	(1,257)	(3,607)
Recoveries of loans previously charged-off	1,201	962	2,163
Net charge-offs	(1,149)	(295)	(1,444)
Provision for credit losses	43,919	995	44,914
Balance at end of period	$140,803	$17,930	$158,733

Three-month ended March 31, 2019
Balance at beginning of period	$39,579	$191	$39,770
Loans charged-off	(1,447)	—	(1,447)
Recoveries of loans previously charged-off	676	—	676
Net charge-offs	(771)	—	(771)
Provision for credit losses	1,053	—	1,053
Balance at end of period	$39,861	$191	$40,052

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the activity in the allowance for credit losses by portfolio segment for the periods presented.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm., industrial & factored receivables	Consumer & other	Total
Allowance for credit losses for loans that are not PCD loans:
Three-month ended March 31, 2020
Beginning balance, prior to adoption of ASC 326	$4,257	$18,552	$2,319	$11,282	$4,019	$40,429
Impact of adopting ASC 326	11,412	35,596	6,932	2,995	669	57,604
Charge-offs	(294)	—	(24)	(1,117)	(915)	(2,350)
Recoveries	181	305	25	556	134	1,201
Provision for credit losses	4,675	37,073	4,929	(2,727)	(31)	43,919
Balance at end of period	$20,231	$91,526	$14,181	$10,989	$3,876	$140,803

Three-month ended March 31, 2019
Beginning of the period	$5,518	$22,978	$1,781	$6,414	$2,888	$39,579
Charge-offs	(201)	—	(31)	(664)	(551)	(1,447)
Recoveries	142	152	83	155	144	676
Provision for loan losses	(11)	(883)	387	1,025	535	1,053
Balance at end of period	$5,448	$22,247	$2,220	$6,930	$3,016	$39,861

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm., industrial & factored receivables	Consumer & other	Total
Allowance for credit losses for loans that are PCD loans:
Three-month ended March 31, 2020
Beginning balance, prior to adoption of ASC 326	$ —	$ —	$177	$ —	$49	$226
Impact of adopting ASC 326	3,021	11,966	79	1,924	14	17,004
Charge-offs	(156)	(1,021)	—	(80)	—	(1,257)
Recoveries	141	244	293	283	1	962
Provision for credit losses	(154)	914	(291)	533	(7)	995
Balance at end of period	$2,852	$12,103	$258	$2,660	$57	$17,930

Three-month ended March 31, 2019
Beginning of the period	$ —	$ —	$177	$ —	$14	$191
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provision for loan losses	—	—	—	—	—	—
Balance at end of period	$ —	$ —	$177	$ —	$14	$191

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following tables present the balance in the allowance for credit losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2020 and December 31, 2019. Upon adoption of ASC Topic 326 effective January 1, 2020, the Company began to evaluate PCD loans that met the criteria for individual impairment analysis on a loan level basis.  Previously, the Company accounted for PCD (formerly PCI) loans on a pool level basis pursuant to ASC 310-30 and were therefore collectively evaluated for period end December 31, 2019.  Accrued interest receivable and unearned loan fees and costs are not included in the recorded investment because they are not material.

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm., industrial & factored receivables	Consumer & other	Total
As of March 31, 2020
Allowance for credit losses:
Ending allowance balance attributable to:
Non-PCD loans
Individually evaluated for impairment	$322	$280	$4	$1,314	$ —	$1,920
Collectively evaluated for impairment	19,909	91,246	14,177	9,675	3,876	138,883
Total ending allowance balance, non-PCD	$20,231	$91,526	$14,181	$10,989	$3,876	$140,803
PCD loans
Individually evaluated for impairment	$ —	$9,917	$ —	$2,398	$ —	$12,315
Collectively evaluated for impairment	2,852	2,186	258	262	57	5,615
Total ending allowance balance, PCD	$2,852	$12,103	$258	$2,660	$57	$17,930
Total ending allowance balance	$23,083	$103,629	$14,439	$13,649	$3,933	$158,733

Loans:
Non-PCD loans
Individually evaluated for impairment	$4,659	$18,145	$781	$7,276	$134	$30,995
Collectively evaluated for impairment	2,532,581	6,373,830	928,233	1,771,250	235,066	11,840,960
Total non-PCD loans	$2,537,240	$6,391,975	$929,014	$1,778,526	$235,200	$11,871,955
PCD loans
Individually evaluated for impairment	$ —	$19,611	$ —	$3,165	$ —	$22,776
Collectively evaluated for impairment	42,779	72,670	5,447	6,591	59	127,546
Total PCD loans	$42,779	$92,281	$5,447	$9,756	$59	$150,322
Total ending loan balances	$2,580,019	$6,484,256	$934,461	$1,788,282	$235,259	$12,022,277

	Real Estate Loans
	Residential	Commercial	Land, develop., constr.	Comm., industrial & factored receivables	Consumer & other	Total
As of December 31, 2019
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$588	$375	$ —	$914	$1	$1,878
Collectively evaluated for impairment	3,669	18,177	2,319	10,368	4,018	38,551
Purchased credit impaired	—	—	177	—	49	226
Total ending allowance balance	$4,257	$18,552	$2,496	$11,282	$4,068	$40,655

Loans:
Individually evaluated for impairment	$6,475	$11,445	$865	$7,232	$123	$26,140
Collectively evaluated for impairment	2,506,069	6,313,663	999,058	1,751,842	247,184	11,817,816
Purchased credit impaired	45,795	81,576	4,655	3,342	100	135,468
Total ending loan balances	$2,558,339	$6,406,684	$1,004,578	$1,762,416	$247,407	$11,979,424

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes impaired loan data for the periods presented.

	March 31, 2020	December 31, 2019
Performing TDRs (these are not included in nonperforming loans ("NPLs"))	$7,215	$8,012
Nonperforming TDRs (these are included in NPLs)	4,648	4,512
Total TDRs (these are included in impaired loans)	11,863	12,524
Impaired loans that are not TDRs	19,132	13,616
Total impaired loans, excluding PCD loans	$30,995	$26,140
Impaired PCD loans	22,776	—
Total impaired loans	$53,771	$26,140

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

TDRs as of March 31, 2020 and December 31, 2019 quantified by loan type classified separately as accrual (performing loans) and non-accrual (non-performing loans) are presented in the tables below.

	Accruing	Non-accrual	Total
As of March 31, 2020
Real estate loans:
Residential	$4,660	$813	$5,473
Commercial	1,290	—	1,290
Land, development, construction	46	470	516
Total real estate loans	5,996	1,283	7,279
Commercial and industrial	1,085	3,365	4,450
Consumer and other	134	—	134
Total TDRs	$7,215	$4,648	$11,863

	Accruing	Non-Accrual	Total
As of December 31, 2019
Real estate loans:
Residential	$4,862	$1,147	$6,009
Commercial	1,706	—	1,706
Land, development, construction	175	—	175
Total real estate loans	6,743	1,147	7,890
Commercial and industrial	1,146	3,365	4,511
Consumer and other	123	—	123
Total TDRs	$8,012	$4,512	$12,524

The Company’s policy is to return non-accrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers the payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a provision for credit loss expense of $22 and partial charge offs of $21 on the TDR loans described above during the three-month period ending March 31, 2020.  The Company recorded a provision for credit loss expense of $31 and partial charge-offs of $8 on TDR loans during the three-month period ending March 31, 2019.

Loans are modified to minimize credit losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either reduce interest rates or decrease monthly payments for a temporary period of time and those reductions of cash flows are capitalized into the loan balance. We may also extend maturities, convert balloon loans to longer-term amortizing loans, or vice versa, or change interest rates between variable and fixed rate. Each borrower and situation is unique and we try to accommodate the borrower and minimize the Company’s potential losses. Approximately 61% of our TDRs are current pursuant to their modified terms, and $4,648, or approximately 39% of our total TDRs are not performing pursuant to their modified terms. There does not appear to be any significant difference in success rates with one type of concession versus another.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Loans modified as TDRs during the three-month period ending March 31, 2020 were $482. Loans modified as TDRs during the three-month period ending March 31, 2019 were $713. The Company recorded $14 of credit loss provision for loans modified during the three-month period ending March 31, 2020. No credit loss provision was recorded during the three-month period ending March 31, 2019.

The following table presents loans by class modified and for which there was a payment default within twelve months following the modification during the periods ending March 31, 2020 and 2019.

	Period ending			Period ending
	March 31, 2020			March 31, 2019
	Number	Recorded		Number		Recorded
	of loans	investment		of loans		investment
Residential	1	$169	—		$ —
Commercial real estate	1	267	—		—
Land, development, construction	—	—	—		—
Commercial and industrial	1	61	1		122
Consumer and other	—	—	—		—
Total	3	$497	1		$122

The Company recorded $1 provision for credit loss expense related to TDRs and $1 partial charge offs on TDR loans subsequently defaulted during the for three-month period ending March 31, 2020. The Company recorded no provision for loan loss expense of and no partial charge offs on TDR loans that subsequently defaulted as described above during the three-month period ending March 31, 2019.

The following tables present non-PCD loans individually evaluated for impairment by class of loans as March 31, 2020 and December 31, 2019. The recorded investment is less than the unpaid principal balance due to partial charge-offs.

	Unpaid principal balance	Recorded investment	Allowance for credit losses allocated
As of March 31, 2020
With no related allowance recorded:
Residential real estate	$2,822	$2,669	$ —
Commercial real estate	16,470	15,003	—
Land, development, construction	755	725	—
Commercial and industrial	3,737	3,424	—
Consumer, other	110	109	—

With an allowance recorded:
Residential real estate	2,126	1,990	322
Commercial real estate	3,175	3,142	280
Land, development, construction	56	56	4
Commercial and industrial	3,922	3,852	1,314
Consumer, other	30	25	—
Total	$33,203	$30,995	$1,920

	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
As of December 31, 2019
With no related allowance recorded:
Residential real estate	$2,894	$2,744	$ —
Commercial real estate	11,031	10,015	—
Land, development, construction	886	865	—
Commercial and industrial	5,522	4,820	—
Consumer, other	99	98	—

With an allowance recorded:
Residential real estate	3,920	3,731	588
Commercial real estate	1,438	1,430	375

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Land, development, construction	—	—	—
Commercial and industrial	2,486	2,412	914
Consumer, other	31	25	1
Total	$28,307	$26,140	$1,878

	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Three-month ended March 31, 2020
Real estate loans:
Residential	$5,567	$37	$ —
Commercial	14,795	31	—
Land, development, construction	823	2	—
Total real estate loans	21,185	70	—

Commercial and industrial	7,254	18	—
Consumer and other loans	129	2	—
Total	$28,568	$90	$ —

	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Three-month ended March 31, 2019
Real estate loans:
Residential	$5,945	$62	$ —
Commercial	7,787	25	—
Land, development, construction	117	1	—
Total real estate loans	13,849	88	—

Commercial and industrial	2,600	12	—
Consumer and other loans	140	2	—
Total	$16,589	$102	$ —

The following tables present PCD loans, accounted for pursuant to ASC Topic 326, individually evaluated for impairment by class of loans as of March 31, 2020. The recorded investment is less than the unpaid principal balance due to partial charge-offs and non-credit discounts.  In addition, the interest income recognized during impairment excludes interest accretion recognized during the current reporting period.

	Unpaid principal balance	Recorded investment	Allowance for credit losses allocated
As of March 31, 2020, PCD loans
With no related allowance recorded:
Residential real estate	$ —	$ —	$ —
Commercial real estate	—	—	—
Land, development, construction	—	—	—
Commercial and industrial	—	—	—
Consumer, other	—	—	—

With an allowance recorded:
Residential real estate	—	—	—
Commercial real estate	35,999	19,611	9,917
Land, development, construction	—	—	—
Commercial and industrial	4,745	3,165	2,398
Consumer, other	—	—	—
Total	$40,744	$22,776	$12,315

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Average of impaired loans	Interest income recognized during impairment	Cash basis interest income recognized
Three-month ended March 31, 2020, PCD loans
Real estate loans:
Residential	$ —	$ —	$ —
Commercial	20,128	125	—
Land, development, construction	—	—	—
Total real estate loans	20,128	125	—

Commercial and industrial	3,593	23	—
Consumer and other loans	—	—	—
Total	$23,721	$148	$ —

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  All loans greater than 90 days past due are placed on non-accrual status, excluding factored receivables.  For CBI’s factored receivables, which are commercial trade credits rather than promissory notes, the Company’s practice, in most cases, is to charge-off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date.  Effective January 1, 2020 with the adoption of ASC Topic 326, the Company began including non-accrual PCD loans in its nonperforming loans.  As such the nonperforming loans as of March 31, 2020 include PCD loans accounted for pursuant to ASC 326 as these loans are individually evaluated.  The nonperforming loans do not include PCD (formerly PCI) loans as of December 31, 2019, as the PCD loans prior to adopting ASC Topic 326 were evaluated on a pool level basis.

Nonperforming loans were as follows:	March 31, 2020	December 31, 2019
Non-accrual loans, non-PCD	$45,305	$36,916
Non-accrual loans, PCD	33,893	—
Loans past due over 90 days and still accruing interest	535	1,692
Total nonperforming loans	$79,733	$38,608

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2020 and December 31, 2019.  Effective January 1, 2020 with the adoption of ASC Topic 326, the Company began including non-accrual PCD loans in its nonperforming loans.  As such the nonperforming loans as of March 31, 2020 below include PCD loans accounted for pursuant to ASC 326 but does not include PCD (formerly PCI) loans in non-performing loans as of December 31, 2019.

	Non-accrual with no allocated allowance for credit losses	Non-accrual with allocated allowance for credit losses	Loans past due over 90 days still accruing
As of March 31, 2020
Non-PCD loans:
Residential real estate	$11,537	$926	$ —
Commercial real estate	18,386	2,264	—
Land, development, construction	2,107	470	—
Comm., industrial & factored receivables	5,713	2,869	535
Consumer, other	1,033	—	—
Total	$38,776	$6,529	$535

	Non-accrual with no allocated allowance for credit losses	Non-accrual with allocated allowance for credit losses	Loans past due over 90 days still accruing
As of March 31, 2020
PCD loans:
Residential real estate	$ 8,847	$—	$ —
Commercial real estate	10,722	9,609	—
Land, development, construction	1,334	—	—
Comm., industrial & factored receivables	1,396	1,969	—
Consumer, other	16	—	—
Total	$ 22,315	$11,578	$ —

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Non-accrual	Loans past due over 90 days still accruing
As of December 31, 2019
Non-PCD loans:
Residential real estate	$13,455	$ —
Commercial real estate	12,141	—
Land, development, construction	2,516	—
Commercial and industrial	7,884	1,692
Consumer, other	920	—
Total	$36,916	$1,692

 Collateral dependent loans:

Collateral dependent loans are impaired loans where repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment.  They are written down to the lower of cost or collateral value less estimated selling costs.  As of March 31, 2020, there were $19,611 of collateral-dependent loans which are secured by real-estate.

The following table presents the aging of the recorded investment in past due non-PCD loans as of March 31, 2020 and December 31, 2019:

	Accruing Loans
As of March 31, 2020	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total past due	Loans not past due	Nonaccrual loans
Residential real estate	$2,537,240	$17,555	$910	$ —	$18,465	$2,506,312	$12,463
Commercial real estate	6,391,975	10,802	7,147	—	17,949	6,353,376	20,650
Land, development, construction	929,014	4,757	74	—	4,831	921,606	2,577
Comm., industrial & factored receivables	1,778,526	15,859	2,043	535	18,437	1,751,507	8,582
Consumer	235,200	1,870	377	—	2,247	231,920	1,033
	$11,871,955	$50,843	$10,551	$535	$61,929	$11,764,721	$45,305

	Accruing Loans
As of December 31, 2019	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total past due	Loans not past due	Nonaccrual loans
Residential real estate	$2,512,544	$7,601	$5,928	$ —	$13,529	$2,485,560	$13,455
Commercial real estate	6,325,108	7,554	2,577	—	10,131	6,302,836	12,141
Land, development, construction	999,923	1,343	2,349	—	3,692	993,715	2,516
Comm., industrial & factored receivables	1,759,074	14,924	12,465	1,692	29,081	1,722,109	7,884
Consumer	247,307	1,663	907	—	2,570	243,817	920
	$11,843,956	$33,085	$24,226	$1,692	$59,003	$11,748,037	$36,916

The following table presents the aging of the recorded investment in past due PCD loans as of March 31, 2020:

	Accruing Loans
As of March 31, 2020	Total	30 - 59 days past due	60 - 89 days past due	Greater than 90 days past due	Total past due	Loans not past due	Nonaccrual loans
Residential real estate	$42,779	$782	$ —	$ —	$782	$33,150	$8,847
Commercial real estate	92,281	870	—	—	870	71,080	20,331
Land, development, construction	5,447	12	35	—	47	4,066	1,334
Comm., industrial & factored receivables	9,756	1,049	168	—	1,217	5,174	3,365
Consumer	59	3	—	—	3	40	16
	$150,322	$2,716	$203	$ —	$2,919	$113,510	$33,893

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Effective January 1, 2020, the Company began accounting for PCD loans pursuant to ASC Topic 326.  Previously, PCD (formerly PCI) loans were accounted for pursuant to ASC Topic 310-30.  Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Term Loans Amortized Cost Basis by Origination Year
Loan Category	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost	Total
As of March 31, 2020
Residential Non-PCD:
Risk rating
Pass	$96,916	$331,772	$340,612	$235,228	$191,581	$626,533	$659,493	$2,482,135
Special mention	—	—	272	1,258	3,182	21,568	3,414	29,694
Substandard	—	19	1,893	1,642	1,200	16,183	4,474	25,411
Total residential loans	$96,916	$331,791	$342,777	$238,128	$195,963	$664,284	$667,381	$2,537,240
Commercial Non-PCD:
Risk rating
Pass	$231,694	$1,068,021	$1,013,588	$908,262	$827,344	$2,162,917	$ —	$6,211,826
Special mention	555	6,378	3,801	16,580	13,985	79,175	—	120,474
Substandard	—	439	1,111	9,406	10,942	37,777	—	59,675
Total commercial loans	$232,249	$1,074,838	$1,018,500	$934,248	$852,271	$2,279,869	$ —	$6,391,975
Land, Dev., Construction Non-PCD:
Risk rating
Pass	$55,460	$414,429	$218,397	$84,358	$51,453	$93,530	$ —	$917,627
Special mention	—	184	626	584	—	6,042	—	7,436
Substandard	—	348	274	154	919	2,256	—	3,951
Total land, dev., construction loans	$55,460	$414,961	$219,297	$85,096	$52,372	$101,828	$ —	$929,014
Commercial & Industrial Non-PCD:
Risk rating
Pass	$113,652	$334,843	$382,869	$287,342	$161,970	$449,985	$ —	$1,730,661
Special mention	—	—	75	3,026	2,264	25,662	—	31,027
Substandard	98	995	5,212	5,480	3,020	2,033	—	16,838
Total commercial & industrial loans	$113,750	$335,838	$388,156	$295,848	$167,254	$477,680	$ —	$1,778,526
Consumer & Other Non-PCD:
Risk rating
Pass	$20,977	$65,488	$42,744	$25,046	$29,300	$23,642	$26,498	$233,695
Special mention	—	—	—	5	33	108	—	146
Substandard	—	141	106	137	670	267	38	1,359
Total consumer & other loans	$20,977	$65,629	$42,850	$25,188	$30,003	$24,017	$26,536	$235,200

Total, non-PCD loans	$ 519,352	$ 2,223,057	$ 2,011,580	$ 1,578,508	$ 1,297,863	$ 3,547,678	$ 693,917	$ 11,871,955

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

	Term Loans Amortized Cost Basis by Origination Year
Loan Category	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost	Total
As of March 31, 2020
Residential PCD:
Risk rating
Pass	$ —	$ —	$ —	$ —	$268	$14,814	$3,695	$18,777
Special mention	—	—	—	—	—	3,849	224	4,073
Substandard	—	98	—	3	500	16,945	2,383	19,929
Total residential loans	$ —	$98	$ —	$3	$768	$35,608	$6,302	$42,779
Commercial PCD:
Risk rating
Pass	$ —	$ —	$ —	$ —	$ —	$25,820	$ —	$25,820
Special mention	—	—	—	—	—	10,792	—	10,792
Substandard	—	1,807	—	2,801	678	50,383	—	55,669
Total commercial loans	$ —	$1,807	$ —	$2,801	$678	$86,995	$ —	$92,281
Land, Dev., Construction PCD:
Risk rating
Pass	$ —	$ —	$ —	$ —	$ —	$1,810	$ —	$1,810
Special mention	—	—	—	—	—	630	—	630
Substandard	—	—	188	—	121	2,698	—	3,007
Total land, dev., construction loans	$ —	$ —	$188	$ —	$121	$5,138	$ —	$5,447
Commercial & Industrial PCD:
Risk rating
Pass	$ —	$ —	$15	$ —	$ —	$1,398	$ —	$1,413
Special mention	—	—	—	—	—	405	—	405
Substandard	—	—	48	1,123	1,286	5,481	—	7,938
Total commercial & industrial loans	$ —	$ —	$63	$1,123	$1,286	$7,284	$ —	$9,756
Consumer & Other PCD:
Risk rating
Pass	$ —	$ —	$ —	$ —	$ —	$30	$3	$33
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	1	—	25	—	26
Total consumer & other loans	$ —	$ —	$ —	$1	$ —	$55	$3	$59

Total, PCD loans	$ —	$1,905	$251	$3,928	$2,853	$135,080	$6,305	$150,322

As of December 31, 2019, the risk category of loans by class of loans, excluding purchased credit deteriorated loans, is presented below.

	As of December 31, 2019
Loan Category	Pass	Special Mention	Substandard	Doubtful
Residential real estate	$2,455,752	$31,189	$25,603	$ —
Commercial real estate	6,151,309	118,412	55,387	—
Land, development, construction	989,860	6,418	3,645	—
Comm., industrial & factored receivables	1,705,862	35,070	18,142	—
Consumer	245,905	160	1,242	—
Total	$11,548,688	$191,249	$104,019	$ —

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The Company considers the performance of the loan portfolio and its impact on the allowance for credit losses. For residential and consumer loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity.

	Term Loans Amortized Cost Basis by Origination Year
Loan Category	2020	2019	2018	2017	2016	Prior	Revolving loans amortized cost	Total
As of March 31, 2020
Residential Non-PCD:
Performing	$96,916	$331,639	$342,340	$236,663	$195,436	$657,475	$664,308	$2,524,777
Nonperforming	—	152	437	1,465	527	6,809	3,073	12,463
Total residential loans	$96,916	$331,791	$342,777	$238,128	$195,963	$664,284	$667,381	$2,537,240

Consumer & Other Non-PCD:
Performing	$20,977	$65,599	$42,794	$25,055	$29,469	$23,750	$26,523	$234,167
Nonperforming	—	30	56	133	534	267	13	1,033
Total consumer & other loans	$20,977	$65,629	$42,850	$25,188	$30,003	$24,017	$26,536	$235,200

As of March 31, 2020
Residential PCD:
Performing	$ —	$98	$ —	$ —	$471	$27,984	$5,379	$33,932
Nonperforming	—	—	—	3	297	7,624	923	8,847
Total residential loans	$ —	$98	$ —	$3	$768	$35,608	$6,302	$42,779

Consumer & Other PCD:
Performing	$ —	$ —	$ —	$1	$ —	$39	$3	$43
Nonperforming	—	—	—	—	—	16	—	16
Total consumer & other loans	$ —	$ —	$ —	$1	$ —	$55	$3	$59

As of December 31, 2019	Residential	Consumer
Performing	$2,499,089	$246,387
Nonperforming	13,455	920
Total	$2,512,544	$247,307

Purchased Credit Deteriorated (“PCD”) loans:

Effective January 1, 2020, the Company began accounting for PCD loans pursuant to ASC Topic 326.  As such, the following disclosures are no longer applicable for the current period and are only presented for periods prior to the adoption of ASC Topic 326.  Prior to the adoption of ASC 326, income was recognized on PCD (formerly PCI) loans pursuant to ASC Topic 310.  A portion of the fair value discount was ascribed as an accretable yield that was accreted into interest income over the estimated remaining life of the loans.  The remaining non-accretable difference represented cash flows not expected to be collected.

The table below summarizes the total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans as of December 31, 2019.  Contractually required principal and interest payments were adjusted for estimated prepayments.

December 31, 2019
Contractually required principal and interest	$244,189
Non-accretable difference	(46,271)
Cash flows expected to be collected	197,918
Accretable yield	(62,450)
Carrying value of acquired loans	135,468
Allowance for credit losses	(226)
Carrying value less allowance for credit losses	$135,242

The Company adjusted its estimates of future expected losses, cash flows and renewal assumptions for the three months ended March 31, 2019.  These adjustments resulted in an increase in expected cash flows and accretable yield, and a decrease in the non-accretable difference.  The Company reclassified $7,199 from non-accretable difference to accretable yield during the three-month period ending March 31, 2019 to reflect its adjusted estimates of future expected cash flows at that time.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The table below summarizes the changes in total contractually required principal and interest cash payments, management’s estimate of expected total cash payments and carrying value of the loans during the three-month period ending March 31, 2019.

Activity during the		Effect of	income	all other
three-month period ending March 31, 2019	December 31, 2018	acquisitions	accretion	adjustments	March 31, 2019
Contractually required principal and interest	$267,815	$ —	$ —	$(19,572)	$248,243
Non-accretable difference	(38,602)	—	—	9,737	(28,865)
Cash flows expected to be collected	229,213	—	—	(9,835)	219,378
Accretable yield	(70,242)	—	10,140	(9,820)	(69,922)
Carry value of acquired loans	$158,971	$ —	$10,140	$(19,655)	$149,456

NOTE 8: Securities sold under agreement to repurchase

The Company enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the bank pledges investment securities owned and under its control as collateral against these one-day borrowing arrangements. These short-term borrowings totaled $81,736 at March 31, 2020 compared to $93,141 at December 31, 2019.  Repurchase agreements are secured by obligations of U.S. government agencies and municipal securities with fair values of $113,426 and $131,394 at March 31, 2020 and December 31, 2019, respectively. The following table provides additional details for the periods presented.

	MBS	Municipal
As of March 31, 2020	securities	securities	Total
Market value of securities pledged	$112,973	$453	$113,426
Borrowings related to pledged amounts	81,520	216	81,736
Market value pledged as a % of borrowings	139%	209%	139%

As of December 31, 2019
Market value of securities pledged	$130,942	$451	$131,394
Borrowings related to pledged amounts	92,953	188	93,141
Market value pledged as a % of borrowings	141%	240%	141%

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

The Company’s primary reasons for the transaction were to further expand its franchise into Georgia and Alabama, further solidify its market share in the Florida market and expand its customer base to enhance deposit fee income and leverage operating cost through economies of scale.  The acquisition increased the Company’s total assets and total deposits by approximately 36% and 37% as compared with the balances at December 31, 2018 and is expected to positively affect the Company’s operating results to the extent the Company earns more from interest earning assets than it pays in interest on its interest bearing liabilities.  During the three-month periods ending March 31, 2020 and 2019, the Company incurred approximately ($25) and $1,264, respectively, of acquisition costs related to this transaction. These acquisition costs are reported in merger and acquisition related expenses on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

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

Pro-forma information

Pro-forma data for the three-month period ending March 31, 2019 listed in the table below presents pro-forma information as if the NCOM acquisitions occurred at the beginning of 2019.

Three-month ended March 31,
2019
Net interest income	$163,968
Net income available to common shareholders	$65,178
EPS - basic	$0.50
EPS - diluted	$0.50

The disclosures regarding the results of operations for NCOM subsequent to its respective acquisition date are omitted as this information is not practical to obtain. Although the Company did not convert NCOM’s core system until the third quarter of 2019, the majority of the fixed costs and purchase accounting entries were booked on the Company’s core system making it impractical to determine NCOM’s results of operation on a stand-alone basis.

Announcement of Merger of Equals between CenterState and South State Corporation

 On January 27, 2020, the Company and South State Corporation (“South State”) announced the execution of an Agreement and Plan of Merger, dated as of January 25, 2020 (the “Merger Agreement”), providing for the merger of the Company and South State, subject to the terms and conditions set forth therein.  Under the terms of the Merger Agreement, which was unanimously approved by the Boards of Directors of both companies, the Company’s shareholders will receive 0.3001 shares of South State

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

common stock for each share of CenterState common stock they own.  The transaction is expected to close in the third quarter of 2020 subject to customary closing conditions, including receipt of all applicable regulatory approvals and shareholder approval of each company.  The Company’s primary reason for the transaction is to create a leading Southeastern-based regional bank, which diversifies each company’s geographies into a contiguous six-state footprint, spanning from Florida to Virginia.  The transaction will also expand both companies’ customer base which will enhance deposit fee income and leverage operating cost through economies of scale.  The combined company will operate under the South State Bank name and will trade under the South State ticker symbol SSB on the Nasdaq stock market.  The company will be headquartered in Winter Haven, Florida and will maintain a significant presence in Columbia and Charleston, South Carolina; Charlotte, North Carolina; and Atlanta, Georgia.  South State is a bank holding company headquartered in Columbia, South Carolina.  South State’s bank subsidiary South State Bank operates 157 banking locations.  South State reported total assets of $16,642,911, total loans of $11,506,890 and total deposits of $12,344,547 as of March 31, 2020.

NOTE 10:  Interest Rate Swap Derivatives

Fair Value Hedge

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates.  Under these agreements, the Company enters into a variable rate loan with a client in addition to a swap agreement.  This swap agreement effectively converts the client’s variable rate loan into a fixed rate.  The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap.  At March 31, 2020 and December 31, 2019, the notional amount of such arrangements were $12,408,888 and $10,596,427, respectively.  The Company pledged $550,101  and   $140,913 of cash as collateral to the third party dealers at March 31, 2020 and December 31, 2019, respectively.  The Company also pledged $605,100 and $361,127 of securities to the third party dealers and clearinghouse exchanges at March 31, 2020 and December 31, 2019, respectively.  As the interest rate swaps with the clients and third parties are not designated as hedges under ASC 815, changes in market values are reported in earnings.

Summary information about the interest rate swap derivative instruments is as follows:

	March 31, 2020	December 31, 2019
Notional amount	$12,408,888	$10,596,427
Weighted average pay rate on interest-rate swaps	2.70%	3.20%
Weighted average receive rate on interest rate swaps	2.70%	3.20%
Weighted average maturity (years)	11	11
Fair value of interest rate swap derivatives (asset)	$831,891	$273,068
Fair value of interest rate swap derivatives (liability)	$833,977	$274,216

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

The following table reflects the cash flow hedge included in the Condensed Consolidated Balance Sheets as of March 31, 2020:

March 31, 2020
Notional amount	$150,000
Fair value of interest rate swap derivatives (asset)	—
Fair value of interest rate swap derivatives (liability)	8,474

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table presents the net unrealized holding losses recorded in Accumulated Other Comprehensive Income on the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Income and Comprehensive Income relating to the cash flow derivative instrument for the three-month period ended March 31, 2020:

March 31, 2020
	Amount of	Amount of gain / (loss)	Location of gain / (loss)
	loss	reclassified from OCI	reclassified from AOCI
	recognized in OCI	to interest income	to income
Interest rate contracts - pay fixed, receive floating	$(5,740)	$ —	Interest expense: Federal funds purchased and other borrowings

During the three-month ended March 31, 2020, the derivative position designed as a cash flow hedge was not discontinued and none of the losses reported in Accumulated Other Comprehensive Income were reclassified into earnings as a result of the discontinuance of a cash flow hedge or because of the early extinguishment of the borrowing.

NOTE 11:  Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Subsequently, amendments ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements were issued. ASC 842 established a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

ASC 842 was effective on January 1, 2019.  The Company leases certain properties and equipment under operating leases that resulted in the recognition of ROU Lease Assets of $20,311 and Lease Liabilities of $22,795 on the Company’s Condensed Consolidated Balance Sheets.  The one-time transition impact to retained earnings from measurement differences was approximately $1,093 as disclosed on the Company’s Condensed Consolidated Statements of Changes in Stockholders’ Equity.

ASC 842 provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients,’ which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the use of the hindsight, a practical expedient which permits the use of information available after lease inception to determine the lease term via the knowledge of renewal options exercised not available as of the leases inception.  The practical expedient pertaining to land easements was not applicable to the Company.

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

	Three-month periods ended
	March 31, 2020	March 31, 2019
Amortization of ROU Assets - Finance Leases	$55	$38
Interest on Lease Liabilities - Finance Leases	72	50
Operating Lease Cost (Cost resulting from lease payments)	2,141	1,287
Short-term Lease Cost	1	—
Variable Lease Cost (Cost excluded from lease payments)	296	235
Total Lease Cost	$2,565	$1,610
Finance Lease - Operating Cash Flows	65	57
Finance Lease - Financing Cash Flows	78	91
Operating Lease - Operating Cash Flows (Fixed Payments)	2,191	1,241
Operating Lease - Operating Cash Flows (Liability Reduction)	3,974	1,181
New ROU Assets - Operating Leases	4,749	21,351
Weighted Average Lease Term (Years) - Finance Leases	10.64	19.22
Weighted Average Lease Term (Years) - Operating Leases	6.59	7.65
Weighted Average Discount Rate - Finance Leases	5.83%	5.95%
Weighted Average Discount Rate - Operating Leases	3.25%	3.65%

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities as of March 31, 2020 is as follows:

March 31, 2020
Operating lease payments due:
Within one year	$8,380
After one but within two years	7,165
After two but within three years	5,667
After three but within four years	4,823
After four years but within five years	3,932
After five years	9,401
Total undiscounted cash flows	39,368
Discount on cash flows	(4,200)
Total operating lease liabilities	$35,168

The following is a schedule of future minimum annual rentals under operating leases as of December 31, 2019:

December 31, 2019
Operating lease payments due:
Within one year	$7,577
After one but within two years	6,693
After two but within three years	5,358
After three but within four years	4,419
After four years but within five years	3,723
After five years	11,410
Total undiscounted cash flows	39,180
Discount on cash flows	(4,695)
Total operating lease liabilities	$34,485

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

Similar to the above lessee leases, the Company elected the ‘package of practical expedients,’ which allows the Company not to reassess the Company’s prior conclusions under ASC 842 about lease identification, lease classification and initial direct costs. The Company also elected the use of the hindsight, a practical expedient which permits the use of information available after lease inception to determine the lease term via the knowledge of renewal options exercised not available as of the leases inception.  Lastly, the practical expedient pertaining to land easements is not applicable to the Company.

While ASC 842 identifies common area building maintenance as a non-lease component of our real estate lease contracts, the Company elected to account for the Company’s real estate leases and associated common area maintenance service components as a single, combined operating lease component. Consequently, ASC 842’s changed guidance on contract components did not significantly affect financial reporting.

Substantially, all of the Company’s lessor leases are related to unused real estate office space owned by the Company. Most have defined terms, though some leases have gone month-to-month once the initial term has passed.  The impact of subleases was not material.  Income from operating leases are reported within Occupancy Expense as an offset to Non-interest Expense in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

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

	Three-month periods ended
	March 31, 2020	March 31, 2019
Operating Lease Income from Lease Payments	$476	$212
Direct Financing Lease Income	25	173
Total Lease Income	$501	$385

Net Investment in Direct Financing Leases	$1,167	$15,785
Unguaranteed Residual Assets	—	—
Deferred Selling Profit on Direct Financing Leases	—	—

Maturity Analysis of Operating Lease Receivables
0 - 12 Months	$2,089	$962
13 - 24 Months	1,609	551
25 - 36 Months	710	341
37 - 48 Months	124	166
48 - 60 Months	—	6
Over 60 Months	—	—

Maturity Analysis of Finance Lease Receivables
0 - 12 Months	$912	$1,392
13 - 24 Months	251	1,841
25 - 36 Months	—	1,618
37 - 48 Months	—	1,356
48 - 60 Months	—	1,355
Over 60 Months	—	12,543

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 12:  Recently Issued Accounting Standards

Adoption of ASU 2016-13:

On January 1, 2020, The Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to Off-Balance Sheet (“OBS”) credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments and leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available for sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write down on available for sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and OBS credit exposures. Results for periods reporting beginning after and January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The January 1, 2020 transition to ASC 326 required an increase of $74,608 to the ACL, including a reclassification of $17,004 from loan discount to allowance for credit losses due to the transition of its PCI loans to PCD loans.  This reclassification from loan discount to ACL for PCD loans did not impact retained earnings. The post-transition CECL Method ACL is $115,270 compared to the December 31, 2019 Incurred Loss Method ALLL of $40,652.  CECL requires a Company to consider a credit reserve on HTM securities; however, the strong credit quality of the portfolio resulted in a minimal ACL of $10.  CECL requires a Company to consider a reserve for unfunded commitments and to record this exposure as a liability separate from the ACL.  Upon adoption of ASC 326, the Company recorded a $6,084 reserve for unfunded commitments. The increase to the ACL for loans, excluding the reclassification of loan discount for PCD loans, plus the reserve for unfunded commitments and allowance for credit losses for HTM debt securities resulted in a reduction to retained earnings of $47,751, net of $15,947 for deferred taxes.

The Company adopted ASC 326 using the prospective transition approach for PCD financial assets that were previously classified as PCI and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2020, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $17,230 of the ACL. The remaining non-credit discount for PCD loans was allocated to each individual PCD loans and will be accreted into interest income at the effective interest rate as of January 1, 2020.

As allowed by ASC 326, the Company elected to maintain pools of loans accounted for under ASC 310-30 for ACL purposes.  CECL does not provide for the PCD pool accounting due to individual allocation of the non-credit-related discount, but does allow for the maintenance of existing pools upon the transition from PCI to PCD for ACL purposes.  The Company elected to retain these pools, and consolidated them into ten pools of similar risk characteristics consistent with those segments and sub-segments of non-PCD loans.  PCD loans may also be individually analyzed in a manner comparable to non-PCD loans with significant deterioration.  In accordance with the standard, management did not reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption.  The principal balance of pooled PCD loans for ACL purposes totaled $170,921, and the principal balance for individually analyzed PCD loans totaled $31,380 as of January 1, 2020.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

The following table illustrates the impact of ASC 326.

	January 1, 2020
	As reported under ASC 326	Pre-ASC 326 adoption	Impact of ASC 326 adoption
Assets:
Allowance for credit losses on
debt securities held to maturity
Mortgage-backed	$ —	$ —	$ —
Municipal	10	—	10
Loans non-PCD
Residential	$15,669	$4,257	$11,412
Commercial	54,148	18,552	35,596
Construction & land development	9,251	2,319	6,932
Comm., industrial & factored receivables	14,277	11,282	2,995
Consumer & other	4,688	4,019	669
Loans PCD
Residential	$3,021	$ —	$3,021
Commercial	11,966	—	11,966
Construction & land development	256	177	79
Commercial & industrial	1,924	—	1,924
Factored commercial receivables	—	—	—
Consumer & other	63	49	14

Liabilities:
Allowance for credit losses
on OBS exposures	$6,084	$ —	$6,084

Debt Securities

Allowance for Credit Losses - Available for Sale Debt Securities: For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether or not it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the securities amortized cost basis is written down to fair value through income. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of the cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected are less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provisions for or reversal of credit loss expense. Losses are charged against the allowance when management believes an available-for-sale security is uncollectible or when either of the criteria regarding intent to sell or required to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $6,058 as of March 31, 2020 and is excluded from the estimate of credit losses.

Allowance for Credit Losses – Held to Maturity Debt Securities: Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $1,536  and is excluded from the estimate of credit losses.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the held-to-maturity portfolio into the following major security types: Mortgage-backed and municipal.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

All of the mortgage-backed securities held by the Company are issued by US government entities and agencies. The securities are either explicitly or implicitly guaranteed by the US government, and are highly rated by major rating agencies and have a long history of no credit losses.  After reviewing the portfolio and the potential for loss, management determined no allowance for credit losses is required.

Other securities are comprised primarily of investments in municipal bonds. Management utilizes historical research conducted by Moody’s Investor Services to determine expected credit losses, particularly default and recovery from 2009 to 2018.  Using the more recent data captures the aforementioned emerging risks in public finance.  After reviewing the portfolio and the potential for loss, management determined a $10 in allowance for credit losses on adoption date.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balance net of purchase premiums and discounts, deferred loan fees and costs, and an allowance for credit losses.  Interest income is accrued on the unpaid principal balance.  The recorded investment in a loan excludes accrued interest receivable, deferred fees, and deferred costs because they are not considered material.

Loan segment risks:

Residential, Commercial, and Other Real Estate: A significant portion of our loan portfolio is secured by real estate, a substantial majority of which is located in Florida, and events that negatively impact the real estate market could hurt our resultant business.  A substantial majority of our loans are concentrated in Florida and subject to the volatility of the state’s economy and real estate market. With our loans concentrated in Florida, declines in local economic conditions will adversely affect the values of our real estate collateral.  Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of other financial institutions whose real estate loan portfolios are more geographically diverse.

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

Commercial and Commercial Real Estate:  Commercial and commercial real estate loans generally carry larger loan balances and can involve a greater degree of financial and credit risk than other loans. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans.

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

Commercial Receivables Factoring: The Company provides receivables factoring through its subsidiary for a variety of industries, the largest portfolio segments remain in the Oil and Gas, Truck and Freight, and Parts and Services sectors.  These are dependent on the cash flow from these receivables from these industries which are exposed to volatility in demand and freight costs.  Economic disruptions in demand, labor, or costs in these industries may adversely impact collectability of these loans.

Consumer and all other loans: While disclosed as a separate portfolio segment, many of the same events that negatively impact the real estate and commercial market could have a similar direct risk to consumer loans.  While the borrower or collateral are for consumer loans, the employment and cash flow from these borrowers are similarly exposed to risk of declines in local economic conditions.  Consequently, a decline in local economic conditions may have a greater effect on these loans.

A loan is considered a troubled debt restructured loan based on individual facts and circumstances.  A modification may include either an increase or reduction in interest rate or deferral of principal payments or both.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings.  The Company classifies troubled debt restructured loans as impaired and evaluates the need for an allowance for credit losses on a loan-by-loan basis.  An allowance for credit losses is based on either the present value of estimated future cash flows or the estimated fair value of the underlying collateral. Loans retain their accruing or non-accruing status at the time of modification.

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

Determining the contractual term: Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate.  The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Nonaccrual loans: A loan is moved to non-accrual status in accordance with the Company’s policy typically after 90 days of non-payment, or less than 90 days of non-payment if management determines that the full timely collection of principal and interest becomes doubtful.  For CBI’s factored receivables, which are commercial trade credits rather than promissory notes, the Company’s practice, in most cases, is to charge-off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date. Past due status is based on the contractual terms of the loan.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  Single family home loans, consumer loans and smaller commercial, land, development and construction loans (less than $500) are monitored by payment history, and as such, past due payments is generally the triggering mechanism to determine non-accrual status.  Larger (greater than $500) commercial, land, development and construction loans are monitored on a loan level basis, and therefore in these cases it is more likely that a loan may be placed on non-accrual status before it becomes 90 days past due.

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

The Company, considering current information and events regarding the borrower’s ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the secondary market value of the loan, or the fair value of the collateral for collateral dependent loans. Interest income on impaired loans is recognized in accordance with the Company’s non-accrual policy.  Impaired loans are written down to the extent that principal is judged to be uncollectible and, in the case of impaired collateral dependent loans where repayment is expected to be provided solely by the underlying collateral and there is no other available and reliable sources of repayment, are written down to the lower of cost or collateral value less estimated selling costs.  Impairment losses are included in the allowance for credit losses.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Troubled Debt Restructurings: A loan for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, is considered to be a TDR.  In certain circumstances, it may be beneficial to modify or restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market.  When the Company modifies the terms of a loan, it usually either reduces the monthly payment and/or interest rate for generally twelve to twenty-four months.  The Company has not forgiven any material principal amounts on any loan modifications to date.  The Company has $11,863 of TDRs.  Of this amount $7,215 are performing pursuant to their modified terms, and $4,648 are not performing and have been placed on non-accrual status and included in our non-performing loans (“NPLs”).

Purchased Credit Deteriorated (“PCD”) Loans: The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination.  Examples of PCD loans generally include loans on non-accrual status, loans with insufficient cash flow, loans that are delinquent, loans with high loan-to-value ratios, loans in process of foreclosure or any TDR with loss potential in accordance with guidance outlined in ASC 310-30.  PCD loans are recorded at the amount paid.  An allowance for credit losses is determined using the same methodology as other loans held for investment.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

Upon adoption of ASC Topic 326, the ACL for PCD loans, except for PCD loans individually evaluated for impairment, is measured on a collective pool basis when similar risk characteristics exist. On adoption date, the credit discount on PCD loans was reclassified from loan discount to ACL, thereby establishing a new amortized cost basis.  The difference between the unpaid principal balance of the pool and the new amortized cost basis on adoption date was non-credit discount and was subsequently allocated to each individual loan.  This non-credit discount will be amortized into interest income using the effective yield method over the remaining life of the individual loans.  Changes to the allowance for credit losses after adoption are recorded through provision for credit losses.

Allowance for Credit Losses – Loans: The allowance for credit losses is a valuation account that is deducted from or added to the loans amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes a loan is uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Peer credit loss experience provides the basis for the estimation of expected credit losses. Given the Company’s size, complexity, and acquisitive history, loan-level loss data is not readily available to develop reasonable and supportable loss estimates. Rather, the Company is relying on peer data from Call Reports to develop models that forecast a periodic default rate for each of the portfolio segments.

Adjustments to historical loss information and reversion periods are made for differences in current loan specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, the national home price index, and other factors.  The Company generally utilizes a four-quarter forecast with a four-quarter reversion period.

The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. The company has identified the following portfolio segments: residential loans, commercial real estate loans, construction and land development loans, commercial and industrial and consumer and other.

Loans that do not share risk characteristics are evaluated on an individual basis.  Loans evaluated individually are not also included in the collective evaluation.  When management determines that foreclosure is probable expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Reserve for unfunded commitments: The company estimates expected credit losses over the contractual period in which the company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on off balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Expected credit losses are determined using historical funding rates by loan segment.

Other new accounting pronouncements

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment,” to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.  FASB also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The Company adopted the new accounting guidance effective January 1, 2020, but it did not have a material impact on the consolidated financial statements.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement,” to modify the disclosure requirements on fair value measurements in Topic 820 based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The following disclosure requirements were removed from Topic 820: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; (3) the valuation processes for Level 3 fair value measurements; and (4) for nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.  The following disclosure requirements were modified in Topic 820: (1) in lieu of a rollforward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities; (2) for investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly; and (3) the amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added to Topic 820: (1) the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The Company adopted the new accounting guidance effective January 1, 2020, but it did not have a material impact on the consolidated financial statements.

In March 2020, the FASB has issued Accounting Standards Update (ASU) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, to provide optional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting.  By way of background, as a response to concerns about structural risks of interbank offered rates (IBORs) and, particularly, the risk that the London Interbank Offer Rate (LIBOR) will no longer be used, regulators around the world have begun reference rate reform initiatives to identify alternative reference rates that are more observable or transaction-based and less susceptible to manipulation. Stakeholders raised certain operational challenges likely to arise in accounting for contract modifications and hedge accounting due to reference rate reform. Some of those challenges relate to the significant volume of contracts and other arrangements that will need to be modified to replace references to discontinued rates with references to the replacement rates. For accounting purposes, such contract modifications are required to be evaluated in determining whether the modifications result in the establishment of new contracts or the continuation of existing contracts, which could prove quite costly and burdensome and undermine the intended continuation of such contracts and arrangements. Stakeholders also noted that the inability to apply hedge accounting because of reference rate reform would result in financial reporting outcomes that do not reflect entities' intended hedging strategies.  The amendments, which are elective and apply to all entities, provide expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate that is expected to be discontinued due to reference rate reform. The optional expedients for contract modifications apply consistently for all contracts or transactions within the relevant Codification Topic, Subtopic, or Industry Subtopic that contains the guidance that otherwise would be required to be applied, while those for hedging relationships can be elected on an individual hedging relationship basis.  Because the guidance is intended to assist stakeholders during the global market-wide reference rate transition period, it is in effect for a limited time, from March 12, 2020, through December 31, 2022.  The Company established a LIBOR Committee and is currently evaluating the impact of adopting ASU 2020-04 on the consolidated financial statements.

CenterState Bank Corporation and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(in thousands of dollars, except per share data)

NOTE 13: Subsequent Events

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States and around the world.  The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally.  Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, quarantines in certain areas, and forced closures for certain types of public places and businesses.  COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates.  Due to the COVID-19 pandemic, market interest rates have declined significantly, with the 10-year Treasury bond falling below 1.00 percent on March 3, 2020 for the first time.  Such events also may adversely affect business and consumer confidence, generally, and the Company and its customers, and their respective suppliers, vendors and processors, may be adversely affected.  On March 3, 2020, the Federal Open Market Committee reduced the targeted federal funds interest rate range by 50 basis points to 1.00 percent to 1.25 percent.  This range was further reduced to 0 percent to 0.25 percent on March 16, 2020.  These reductions in interest rates and other effects of the COVID-19 pandemic may adversely affect the Company's financial condition and results of operations in future periods.  It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company.  It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and the fair value of financial instruments that are carried at fair value. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to, among other provisions, provide emergency assistance for individuals, families and businesses affected by the COVID-19 pandemic.

         On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act was enacted. The CARES Act, among other things, temporarily adds a new product, titled the “Paycheck Protection Program, (“PPP”)” to the U.S. Small Business Administration’s (SBA’s) 7(a) Loan Program. The CARES Act provides for forgiveness of up to the full principal amount of qualifying loans guaranteed under the PPP. The PPP and loan forgiveness are intended to provide economic relief to small businesses nationwide adversely impacted under the Coronavirus Disease 2019 (COVID-19) Emergency Declaration issued on March 13, 2020.  As a result, the Company generated over 8,900 PPP loans for a total loan amount of approximately $1.3 billion in the SBA system through April 28, 2020.  In addition, in the efforts of providing relief to the Bank customers affected by the COVID-19, the Company began offering various mitigation efforts, including a loan payment deferral program.  The standard program offers a 90-day payment deferral.  As of April 28, 2020, the Company has approved or processed loan deferrals for a total loan book balance, before loan discounts or premiums, of approximately $2.1 billion.

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

 All forward-looking statements are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of South State or CenterState to differ materially from any results expressed or implied by such forward-looking statements.  Such factors include, among others, (1) the risk that the cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (2) disruption to the parties’ businesses as a result of the announcement and pendency of the merger, (3) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement, (4) the risk that the integration of each party’s operations will be materially delayed or will be more costly or difficult than expected or that the parties are otherwise unable to successfully integrate each party’s businesses into the other’s businesses, (5) the failure to obtain the necessary approvals by the shareholders of South State or CenterState, (6) the amount of the costs, fees, expenses and charges related to the merger, (7) the ability by each of South State and CenterState to obtain required governmental approvals of the merger (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction), (8) reputational risk and the reaction of each company’s customers, suppliers, employees or other business partners to the merger, (9) the failure of the closing conditions in the merger agreement to be satisfied, or any unexpected delay in closing the merger, (10) the possibility that the merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events, (11) the dilution caused by South State’s issuance of additional shares of its common stock in the merger, (12) a material adverse change in the financial condition of South State or CenterState, (13) general competitive, economic, political and market conditions, (14) major catastrophes such as earthquakes, floods or other natural or human disasters, including infectious disease outbreaks, including the recent outbreak of a novel strain of coronavirus, a respiratory illness, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on South State or CenterState and its customers and other constituencies, and (15) other factors that may affect future results of CenterState and South State including changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; the impact, extent and timing of technological changes; capital management activities; and other actions of the Federal Reserve Board and legislative and regulatory actions and reforms;  and other factors discussed in our filings with the Securities and Exchange Commission under the Exchange Act.

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

COMPARISON OF BALANCE SHEETS AT MARCH 31, 2020 AND DECEMBER 31, 2019

Overview

Our total assets increased approximately 8% from December 31, 2019 to March 31, 2020, to approximately $18.6 billion.  Loan growth during the period was $43,288, or 1% annualized, and deposit growth was $985,107, including brokered deposits, or 30% annualized.  Our loan to deposit ratio was 85.2% and 91.2% at March 31, 2020 and December 31, 2019, respectively.

Due to consolidated assets in excess of $10 billion, the Company is subject to additional regulations and oversight that has affected our revenues and expenses. Such regulations and oversight include increased expectations with respect to risk management internal audit, and information security, enhanced stress testing as a component of liquidity and capital planning, transfer of examination over compliance with consumer and small business laws from the Office of the Comptroller of the Currency to the Consumer Financial Protection Bureau (“CFPB”), increased deposit insurance premium assessments based on a new scorecard issued by the FDIC, and no longer being exempt from the requirements of the Federal Reserve’s rules limiting certain  interchange transaction fees for debit cards on institutions over $10 billion in assets. We have expended and expect to continue to expend additional resources to comply with these and other additional applicable regulatory requirements. Increased deposit insurance assessments can result in increased expense related to our use of deposits as a funding source. Likewise, a reduction in the amount of interchange fees we receive for electronic debit interchange has reduced our revenues. Finally, a failure to meet prudential risk management and capital planning standards or compliance with consumer lending laws could, among other things, limit our ability to engage in expansionary activities or make dividend payments to our shareholders.

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

Global health concerns relating to the coronavirus, COVID-19, have, and will likely continue to, severely impact the macroeconomic environment, leading to lower interest rates, depressed equity market valuations, heightened financial market volatility and significant disruption in banking and other financial activity in the areas in which South State and CenterState operate and in a broad range of industries in which the customers of South State and CenterState operate. The financial performance of each of South State and CenterState generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that each company offers and whose success it relies on to drive growth, is highly dependent upon the business environment in the primary markets in which it operates and in the United States as a whole. Unfavorable market conditions and uncertainty due to the coronavirus pandemic have and may continue to result in a deterioration in the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, adverse asset values of the collateral securing loans and an overall material adverse effect on the quality of the loan portfolio of each of South State, CenterState and the combined company following the completion of the merger. In addition, following the coronavirus outbreak in December 2019 and January 2020, market interest rates have declined significantly. On March 3, 2020, the Federal Open Market Committee (‘‘FOMC’’) reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. Subsequently on March 16, 2020, the FOMC further reduced the target federal funds rate by an additional 100 basis points to 0.00% to 0.25%. These reductions in interest rates, and continued fluctuations in the interest rate environment as a result of changes in monetary policies of the Federal Reserve Board, including in connection with efforts to address the economic fallout from the coronavirus outbreak, could have significant adverse effects on the earnings, financial condition and results of operations of South State and CenterState during the time the merger is pending and the combined company following the completion of the merger.

The extent to which the coronavirus pandemic impacts the businesses of South State and CenterState will depend on future developments in the United States and around the world, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain and treat it, among others. There can be no assurance that efforts by each of South State and CenterState during the time the merger is pending and the combined company following the completion of the merger to address the adverse impacts of the coronavirus will be effective. If South State or CenterState is unable to recover from a business disruption on a timely basis, the combined company’s business, financial condition and results of operations may be adversely affected. The coronavirus outbreak could also delay, increase the costs of, or otherwise adversely affect, the integration of the businesses of the two companies following the completion of the merger and make it more difficult for the combined company to realize anticipated synergies and cost savings in the amounts estimated or in the time frame contemplated or at all.

Federal funds sold and Federal Reserve Bank deposits

Federal funds sold and Federal Reserve Bank deposits were $461,252 at March 31, 2020 (approximately 2% of total assets) compared to $163,890 at December 31, 2019 (approximately 1% of total assets). We use our available for sale securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding, and to some degree the amount of correspondent bank deposits (i.e. federal funds purchased) outstanding.

Available for sale debt investments

Available for sale debt securities, consisting primarily of mortgage-backed, U.S. government sponsored enterprises and U.S. treasury securities, were $2,138,442 at March 31, 2020 (approximately 12% of total assets) compared to $1,886,724 at December 31, 2019 (approximately 11% of total assets), an increase of $251,718, which was mainly attributable to a combination of purchases of $279,542 and an increase in unrealized holding gains of $52,998 net of paydowns received on MBSs of $78,830 during current year. We use our available for sale debt securities portfolio, as well as federal funds sold and Federal Reserve Bank deposits for liquidity management and for investment yields. These accounts, as a group, will fluctuate as a function of loans outstanding as discussed above, under the caption “Federal funds sold and FRB deposits.” We classify the majority of our securities as “available for sale debt securities” to provide for greater flexibility to respond to changes in interest rates as well as future liquidity needs.  Our available for sale debt securities are carried at fair value.

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

	Three-month periods ended
	March 31, 2020	March 31, 2019
Beginning balance	$4,987	$1,737
Purchases	54,723	51,691
Proceeds from sales	(51,431)	(53,453)
Net realized gain on sales	70	25
Net unrealized gain	83	—
Ending balance	$8,432	$ —

Held to maturity debt investments

At March 31, 2020, we had $195,958 (unamortized cost basis), net of an allowance for credit losses of $10, of securities with an estimated fair value of $205,458, resulting in a net unrecognized gain of $9,500, compared to $202,903 (unamortized cost basis) of securities with an estimated fair value of $208,852 and a net unrecognized gain of $5,949 at December 31, 2019.  This portfolio generally holds longer-term securities for the primary purpose of yield.  This classification was chosen to minimize temporary effects on our tangible equity and tangible equity ratio due to increases and decreases in general market interest rates.

Loans held for sale

We also have a mortgage loans held for sale portfolio, whereby we originate single family home loans and sell those mortgages into the secondary market, servicing released. The Company accounts for these loans under the fair value option with changes in fair value recognized in current period earnings.  At the date of funding of the loan, the funded amount of the loan, the relative derivative asset or liability of the associated interest rate lock commitment, less direct costs, becomes the initial recorded investment in the loan held for sale.  Such amount approximates the fair value of the loan. Net gains from changes in estimated fair value of mortgage loans held for sale were $2,354 and $4 at March 31, 2020 and 2019, respectively. Gains and losses on the sale of mortgage loans held for sale and changes in fair value are included as a components of mortgage banking revenue which are reported in non-interest income in our Condensed Consolidated Statement of Income and Comprehensive Income.

The table below presents the activity in this portfolio for the periods indicated.

	Three-month periods ended
	March 31, 2020	March 31, 2019
Beginning balance	$142,801	$40,399
Loans originated	423,622	134,752
Proceeds from sales	(391,242)	(129,657)
Net change in fair value	2,354	4
Net realized gain on sales	10,781	3,976
Ending balance	$188,316	$49,474

Loans

Lending-related income is the most important component of our net interest income and is a major contributor to profitability. The loan portfolio is the largest component of earning assets, and it therefore generates the largest portion of revenues. The absolute volume of loans and the volume of loans as a percentage of earning assets is an important determinant of our net interest margin as loans are expected to produce higher yields than securities and other earning assets. Average loans during the three-month ended March 31, 2020, were $12,083,364 or 81.2% of average earning assets, as compared to $8,363,073 or 79.0% of average earning assets, for the three-month ended March 31, 2019. Total loans at March 31, 2020 and December 31, 2019 were $12,027,231 and $11,983,943, respectively. This represents a loan to total asset ratio of 64.7% and 69.9% and a loan to deposit ratio of 85.2% and 91.2%, at March 31, 2020 and December 31, 2019, respectively.

Non-PCD loans

At March 31, 2020, we have total non-PCD loans of $11,876,909.  Total new loans originated during the three-month ended March 31, 2020 were approximately $832.0 million, of which $547.0 million were funded at the time of origination. About 24% of funded loan origination was non-owner occupied commercial real estate (“CRE”); 21% owner occupied CRE, 20% single family residential, 19% commercial and industrial (“C&I”), 12% land, development & construction and 4% were all other. Approximately 28% of the funded loan production was floating rate, 24% was other variable rate and 48% was fixed rate.  The weighted average tax equivalent interest rate on funded loans was approximately 4.20% during the three-month ended.  The loan origination pipeline is approximately $914.0 million at March 31, 2020 compared to $1 billion at December 31, 2019.

The graph below summarizes new loan originations and funded loan production, excluding acquired loans purchased pursuant to acquisitions, over the past nine quarters.

PCD loans

Total Purchased Credit Deteriorated (“PCD”) loans, formerly PCI loans, at March 31, 2020 were $150,322 compared to $135,468 at December 31, 2019. When we adopted CECL on January 1, 2020, we made a reclassification of $17,004 of credit discount on PCD loans to our ACL. On adoption date, the credit discount on PCD loans was reclassified from loan discount to ACL, thereby establishing a new amortized cost basis.  The difference between the unpaid principal balance of the pool and the new amortized cost basis on adoption date was non-credit discount and was subsequently allocated to each individual loan.  This non-credit discount will be amortized into interest income using the effective yield method over the remaining life of the individual loans.

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

Total loans at March 31, 2020 were $12,027,231. Of this amount, approximately 83.1% are collateralized by real estate, 14.9% are commercial non real estate loans and the remaining 2.0% are consumer and other non-real estate loans. We have $2,580,019 of single family residential loans which represents about 21.5% of our total loan portfolio. Our largest category of loans is commercial real estate which represents approximately 53.9% of our total loan portfolio.

The following table sets forth information concerning the loan portfolio by collateral types as of the dates indicated.

	March 31, 2020	December 31, 2019
Loans excluding PCD loans
Real estate loans
Residential	$2,537,240	$2,512,544
Commercial	6,391,975	6,325,108
Land, development and construction	929,014	999,923
Total real estate	9,858,229	9,837,575
Commercial, industrial & factored receivables	1,778,526	1,759,074
Consumer and other loans	235,200	247,307
Loans before unearned fees and deferred cost	11,871,955	11,843,956
Net unearned fees and costs	4,954	4,519
Total loans excluding PCD loans	11,876,909	11,848,475
PCD loans (note 1)
Real estate loans
Residential	42,779	45,795
Commercial	92,281	81,576
Land, development and construction	5,447	4,655
Total real estate	140,507	132,026
Commercial and industrial	9,756	3,342
Consumer and other loans	59	100
Total PCD loans	150,322	135,468
Total loans	12,027,231	11,983,943
Allowance for credit losses for loans that are not PCD loans	(140,803)	(40,429)
Allowance for credit losses for PCD loans	(17,930)	(226)
Total loans, net of allowance for credit losses	$11,868,498	$11,943,288
note 1:	PCD loans are accounted for pursuant to ASC Topic 326 effective January 1, 2020.

The table below summarizes the Company’s loan mix for the periods presented.

	March 31, 2020	December 31, 2019
Originated Loans
Real estate loans
Residential	$1,224,467	$1,131,387
Commercial	3,130,140	2,922,274
Land, development and construction loans	581,997	541,741
Total real estate loans	4,936,604	4,595,402
Commercial, industrial & factored receivables	1,208,942	1,133,849
Consumer and other loans	181,414	189,109
Total loans before unearned fees and costs	6,326,960	5,918,360
Unearned fees and costs	4,954	4,519
Total originated loans	6,331,914	5,922,879

Acquired Loans (1)
Real estate loans
Residential	1,312,773	1,381,157
Commercial	3,261,835	3,402,834
Land, development and construction loans	347,017	458,182
Total real estate loans	4,921,625	5,242,173
Commercial, industrial & factored receivables	569,584	625,225
Consumer and other loans	53,786	58,198
Total acquired loans	5,544,995	5,925,596

PCD loans
Real estate loans
Residential	42,779	45,795
Commercial	92,281	81,576
Land, development and construction loans	5,447	4,655
Total real estate loans	140,507	132,026
Commercial and industrial	9,756	3,342
Consumer and other loans	59	100
Total PCD loans	150,322	135,468

Total Loans	$12,027,231	$11,983,943
note 1:	Acquired loans include the non-PCD loans purchased pursuant to the following acquisitions:
•	Branch and loan transaction from TD Bank (year 2011);
•	Federal Trust Bank acquisition (year 2011);
•	Gulfstream Business Bank acquisition (year 2014);
•	First Southern Bank acquisition (year 2014);
•	Community Bank of South Florida acquisition (year 2016);
•	Hometown of Homestead Banking Company acquisition (year 2016);
•	Platinum Bank Holding Company (year 2017);
•	Gateway Financial Holdings of Florida, Inc. (year 2017);
•	Sunshine Bancorp, Inc. (year 2018);
•	HCBF Holding Company, Inc. (year 2018);
•	Charter Financial Corporation (year 2018); and
•	National Commerce Corporation (year 2019)

Credit quality and allowance for credit losses

Effective January 1, 2020, the Company adopted ASC Topic 326 which requires management to account for credit losses under expected credit model and no longer under the incurred loss model previously utilized.  The allowance for credit losses is a valuation account that is deducted from or added to the loans amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged off and expected to be charged off.  We maintain an allowance for credit losses that we believe is adequate to absorb expected credit losses in our loan portfolio.

The allowance consists of three components.  The first component consists of amounts reserved for impaired loans, as defined by ASC 326.  Impaired loans are those loans that management has estimated will not repay as agreed pursuant to the loan contract.  Each of these loans is required to have an analysis supporting the amount of specific reserve allocated to the particular loan, if any.  That is to say, a loan may be impaired (i.e. not expected to repay as agreed), but may be sufficiently collateralized such that we expect to recover all principal and interest eventually, and therefore no specific reserve is warranted.

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

After the initial updated appraisal is obtained for a Problem Loan and before its next annual appraisal update is due, management considers the need for a downward adjustment to the current appraisal amount to reflect current market conditions, based on management’s analysis, judgment and experience. In an extremely volatile market, we may update the appraisal prior to the one-year anniversary date. When management determines that foreclosure is probable expected credit losses are based on the fair value of the collateral at the reporting date and adjusted for selling costs as appropriate.

The second component is a general reserve on all of our loans other than those identified as impaired and is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Peer credit loss experience provides the basis for the estimation of expected credit losses. Given the Company’s size, complexity, and acquisitive history, loan-level loss data is not readily available to develop reasonable and supportable loss estimates. Rather, the Company is relying on peer data from call reports to develop models that forecast a periodic default rate for each of the portfolio segments. Adjustments to historical loss information and reversion periods are made for differences in current loan specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, the national home price index, and other factors. Adjustments to the models may be made based on changes in lending policy, underwriting standards, portfolio mix, delinquency levels, credit concentrations, external factors and other economic and regulatory factors that may not be captured in the models.  The Company generally utilizes a four-quarter forecast with a four-quarter reversion period.

The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist. The company has identified the following portfolio segments: residential loans, commercial real estate loans, construction and land development loans, commercial and industrial and consumer and other.

Loans that do not share risk characteristics are evaluated on an individual basis as described above.  Loans evaluated individually are not also included in the collective evaluation.

The third component consists of amounts reserved for purchased credit deteriorated loans. The third component consists of amounts reserved for purchased credit deteriorated loans.  Upon adoption of ASC Topic 326, the ACL for PCD loans, except for PCD loans individually evaluated for impairment, is measured on a collective pool basis when similar risk characteristics exist.  On adoption date, the credit discount on PCD loans was reclassified from loan discount to ACL, thereby establishing a new amortized cost basis.  The difference between the unpaid principal balance of the pool and the new amortized cost basis on adoption date was non-credit discount and was subsequently allocated to each individual loan.  This non-credit discount will be amortized into interest income using the effective yield method over the remaining life of the individual loans.  Changes to the allowance for credit losses after adoption are recorded through provision for credit losses.  Like with our other impaired loans, PCD loans in excess of $500 are individually evaluated for impairment and are processed in a similar manner as described above.  The aggregate of these three components results in our total allowance for credit losses.

In the table below, we have shown the components, as discussed above, of our allowance for credit losses for the three-month ended March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019	increase (decrease)
Non-PCD loans:
Allowance at beginning of period	$40,429	$41,758	$(1,329)
Impact of adopting CECL	57,604	—	57,604
Net charge-offs	(1,149)	(4,384)	3,235
Provision for credit losses	43,919	3,055	40,864
Allowance at end of period for non-PCD loans	$140,803	$40,429	$100,374

Ending allowance attributable to non-impaired non-PCD loans	$138,883	$38,551	$100,332
Ending allowance attributable to impaired non-PCD loans	1,920	1,878	42
Allowance at end of period for non-PCD loans	$140,803	$40,429	$100,374

Performing non-PCD loans	$11,845,914	$11,822,335	$23,579
Impaired non-PCD loans	30,995	26,140	4,855
Total non-PCD loans	$11,876,909	$11,848,475	$28,434

Allowance attributable to non-impaired loans over non-impaired loan balance, non-PCD	1.17%	0.33%	0.85%
Allowance attributable to impaired loans over impaired loan balance, non-PCD	6.19%	7.18%	(0.99)%
Total Allowance over total loans, non-PCD	1.19%	0.34%	0.85%

PCD loans:
Allowance at beginning of period	$226	$233	$(7)
Reclassified PCD discount to ACL under CECL	17,004	—	17,004
Net charge-offs	(295)	—	(295)
Provision (recovery) for credit losses	995	(7)	1,002
Allowance at end of period for PCD loans	$17,930	$226	$17,704

Ending allowance attributable to non-impaired PCD loans	$5,615	$226	$5,389
Ending allowance attributable to PCD loans	12,315	—	12,315
Allowance at end of period for PCD loans	$17,930	$226	$17,704

Performing PCD loans	$127,546	$135,468	$(7,922)
Impaired PCD loans	22,776	—	22,776
Total PCD loans	$150,322	$135,468	$14,854

Allowance attributable to non-impaired loans over non-impaired loan balance, PCD	4.40%	0.17%	4.24%
Allowance attributable to impaired loans over impaired loan balance, PCD	54.07%	0.00%	54.07%
Total Allowance over total loans, PCD	11.93%	0.17%	11.76%

 The general allowance for credit losses relating to non-PCD loans increased by $42,728, excluding the impact from the adoption of CECL which was $57,604.  Net changes resulting from a mixture of decreases and increases in the Company’s expected loss model, including the impact from the COVID-19 pandemic, affected the net change in the general credit loss allowance.

  The specific credit loss allowance (impaired loans) for non-PCD loans is the aggregate of the results of individual analyses prepared for each one of the impaired loans, excluding PCD loans.  Total impaired loans at March 31, 2020 totaled $30,995.

The Company recorded partial charge offs in lieu of specific allowance for a number of the impaired loans.  The Company’s non-PCD impaired loans have been written down by $2,208 to $30,995 ($29,075 when the $1,920 specific allowance is considered) from their legal unpaid principal balance outstanding of $33,203 for non-PCD loans.  In the aggregate, total impaired non-PCD loans have been written down to approximately 88% of their legal unpaid principal balance, and non-performing impaired non-PCD loans have been written down to approximately 86% of their legal unpaid principal balance.  Approximately $7,215 of the Company’s impaired non-PCD loans, or 23% of total impaired non-PCD loans, are accruing performing loans.  This group of impaired loans is not included in the Company’s non-performing loans or non-performing assets categories.

PCD loans are now accounted for pursuant to ASC Topic 326.  PCD loans in excess of $500 will be individually evaluated for impairment each quarter.  All other PCD loans with similar risk characteristics are pooled and collectively evaluated.  PCD loans had a remaining unpaid principal balance of $187,020 and unamortized fair value adjustment of $36,698, which represents 19.6% of unpaid principal balance, at March 31, 2020.  The allowance for credit losses relating to PCD loans increased by $700, excluding the impact from the adoption of CECL of $17,004.  The $17,004 was a reclassification of the credit discount on PCD loans from loan discount to ACL.  The Company’s impaired PCD loans have been written down to $22,776 ($10,461 when the $12,315 specific allowance is considered) from their legal unpaid principal balance outstanding of $40,744.

The allowance is increased by the provision for credit losses, which is a charge to current period earnings and decreased by loan charge-offs net of recoveries of prior period loan charge-offs. Loans are charged against the allowance when management believes collection of the principal is unlikely. We believe our allowance for credit losses was adequate at March 31, 2020. However, we recognize that many factors can adversely impact various segments of the Company’s markets and customers, and therefore there is no assurance as to the amount of losses or credit losses which may develop in the future.

The tables below summarize the changes in allowance for credit losses during the periods presented.

	Allowance for credit losses for loans that are not PCD loans	Allowance for credit losses on PCD loans	Total
Three-month ended March 31, 2020
Beginning balance, prior to adoption of ASC 326	$40,429	$226	$40,655
Effect of adopting ASC 326 (CECL)	57,604	17,004	74,608
Loans charged-off	(2,350)	(1,257)	(3,607)
Recoveries of loans previously charged-off	1,201	962	2,163
Net charge-offs	(1,149)	(295)	(1,444)
Provision for credit losses	43,919	995	44,914
Balance at end of period	$140,803	$17,930	$158,733

Three-month ended March 31, 2019
Balance at beginning of period	$39,579	$191	$39,770
Loans charged-off	(1,447)	—	(1,447)
Recoveries of loans previously charged-off	676	—	676
Net charge-offs	(771)	—	(771)
Provision for credit losses	1,053	—	1,053
Balance at end of period	$39,861	$191	$40,052

The increase in allowance for credit losses during the current quarter compared to the comparable period prior year is due to the adoption of CECL effective January 1, 2020 and the higher provision for credit losses recorded during the current period is mainly attributable to the COVID-19 pandemic.

Nonperforming loans and nonperforming assets

Non-performing loans are defined as non-accrual loans plus loans past due 90 days or more and still accruing interest. Generally, we place loans on non-accrual status when they are past due 90 days and management believes the borrower’s financial condition, after giving consideration to economic conditions and collection efforts, is such that collection of interest is doubtful. For CBI’s factored receivables, which are commercial trade credits rather than promissory notes, the Company’s practice, in most cases, is to charge-off unpaid recourse receivables when they become 90 days past due from the invoice due date and the non-recourse receivables when they become 120 days past due from the statement billing date.  When we place a loan on non-accrual status, interest accruals cease and uncollected interest is reversed and charged against current income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. With the adoption of ASC 326 and the new accounting treatment for PCD loans, the Company began to include non-accrual PCD loans in its non-performing loans and assets and related credit metrics starting with the current quarter.  Previous periods do not include PCD loans as these loans were not considered non-performing under ASC 310-30.   Non-performing loans, as defined above, as a percentage of total loans including PCD loans, was 0.66% at March 31, 2020. Non-performing loans as a percentage of total non-PCD loans was 0.33% at December 31, 2019.

Non-performing assets (which we define as non-performing loans, as defined above, plus (a) OREO (i.e., real estate acquired through foreclosure, in substance foreclosure, or deed in lieu of foreclosure); and (b) other repossessed assets that are not real estate), were $89,762, including $33,893 of non-accrual PCD loans, at March 31, 2020, compared to $43,870 at December 31, 2019. Non-performing assets as a percentage of total assets were 0.48% at March 31, 2020, compared to 0.26% at December 31, 2019.

The table below summarizes selected credit quality data at the dates indicated.

	March 31, 2020	December 31, 2019
Non-accrual loans (note 1)	$79,198	$36,916
Accruing loans 90 days or more past due (note 1)	535	1,692
Total non-performing loans ("NPLs") (note 1)	79,733	38,608
Other real estate owned ("OREO")	9,942	5,092
Repossessed assets other than real estate ("ORAs") (note 1)	87	170
Total NPAs	$89,762	$43,870

NPLs as percentage of total loans (note 1)	0.66%	0.33%
NPAs as percentage of total assets	0.48%	0.26%
NPAs as percentage of loans and OREO and ORAs (note 1)	0.75%	0.37%
30-89 days past due accruing loans as percentage of total loans (note 1)	0.53%	0.48%
Allowance for credit losses as percentage of NPLs (note 1)	199%	105%
note 1:	Includes PCD loans at March 31, 2020 and excludes PCI loans at December 31, 2019.

As shown in the table above, the largest component of non-performing loans is non-accrual loans. As of March 31, 2020, the Company had non-accrual loans with an aggregate book value of $79,198 compared to December 31, 2019 when an aggregate book value of $36,916 was reported. The increase in non-accrual loans is mainly attributable to the non-accrual PCD loans of $33,893 which are now included as non-accrual loans as of March 31, 2020.

The second largest component of non-performing assets after non-accrual loans is OREO. At March 31, 2020, total OREO was $9,942 compared to $5,092 at December 31, 2019.  OREO is carried at the lower of cost or market less the estimated cost to sell. Further declines in real estate values can affect the market value of these assets. Any further decline in market value beyond its cost basis is recorded as a current expense in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income.

Impaired loans are defined as loans that management has determined will not repay as agreed pursuant to the terms of the related loan agreement. Small balance homogeneous loans are not considered for impairment purposes. Once management has determined a loan is impaired, we perform a specific reserve analysis to determine if it is probable that we will eventually collect all contractual cash flows. If management determines that a shortfall is probable, then a specific valuation allowance is placed against the loan. This loan is then placed on non-accrual, even if the borrower is current with his/her contractual payments, and will remain on non-accrual until payments collected reduce the loan balance such that it eliminates the specific valuation allowance or equivalent partial charge-down or other economic conditions change. At March 31, 2020, we identified a total of $30,995 in impaired loans, excluding PCD loans. A specific valuation allowance of $1,920 has been attached to $9,065 of impaired non-PCD loans included in the total $30,995 of identified impaired loans. It should also be noted that the total carrying balance of the impaired loans, or $30,995, has been partially charged down by $2,208 from their aggregate legal unpaid balance of $33,203.  At March 31, 2020, we identified a total of $22,776 in impaired PCD loans.  A specific valuation allowance of $12,315 has been attached to the total $22,776 of identified impaired PCD loans.  It should also be noted that the total carrying balance of the impaired PCD loans, or $22,776, has been partially charged down by $17,968 from their aggregate legal unpaid balance of $40,744.

The table below summarizes impaired loan data for the periods presented.

	March 31, 2020	December 31, 2019
Non-PCD loans
Impaired loans with a specific valuation allowance	$9,065	$7,598
Impaired loans without a specific valuation allowance	21,930	18,542
Total impaired non-PCD loans	$30,995	$26,140
PCD loans
Impaired loans with a specific valuation allowance	$22,776	$ —
Impaired loans without a specific valuation allowance	—	—
Total impaired PCD loans	$22,776	$ —

Performing TDRs (these are not included in NPLs)	$7,215	$8,012
Non performing TDRs (these are included in NPLs)	4,648	4,512
Total TDRs	11,863	12,524
Impaired loans that are not TDRs	19,132	13,616
Total impaired loans, excluding PCD loans	$30,995	$26,140
Impaired PCD loans	$22,776	$ —
Total Impaired loans	$53,771	$26,140

 Bank premises and equipment

Bank premises and equipment was $296,471 at March 31, 2020 compared to $296,706 at December 31, 2019, a decrease of $235 or 0.1%.

A summary of our bank premises and equipment for the period end indicated is presented in the table below.

	March 31, 2020	December 31, 2019
Land	$89,973	$89,973
Land improvements	1,659	1,560
Buildings	175,288	174,344
Leasehold improvements	19,630	19,076
Furniture, fixtures and equipment	69,637	68,148
Construction in progress	11,429	10,821
Subtotal	367,616	363,922
Less: accumulated depreciation	71,145	67,216
Total	$296,471	$296,706

We transfer branch real estate that is no longer in use to held for sale at estimated fair value less estimated cost to sell. We did not transfer any branch real estate to held for sale during the three-month period ending March 31, 2020.  Our branch real estate held for sale at March 31, 2020 and December 31, 2019 were $21,347 and $23,781, respectively, a net decrease of $2,434.  The net decrease is primarily due to net proceeds of $2,639 received on four properties held for sale sold during the three-month period ending March 31, 2020.

Interest Rate Swap Derivatives

The Company enters into interest rate swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, the Company enters into a variable rate loan with a client in addition to a swap agreement. This swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company then enters into a matching swap agreement with a third party dealer in order to offset its exposure on the customer swap. The fair value of interest rate swap derivatives (asset component) was $831,891 at March 31, 2020 compared to $273,068 at December 31, 2019.  Out of the total fair value of interest rate swap derivatives (liability component) of $842,451, the fair value of interest swap derivatives on commercial loans was $833,977 at March 31, 2020 compared to $274,216 at December 31, 2019.  The Company pledged $550,101 and $140,913 of cash as collateral to the third party dealers and clearinghouse exchanges at March 31, 2020 and December 31, 2019, respectively.  The Company also pledged $605,100 and $361,127 of securities to the third party dealers and clearinghouse exchanges at March 31, 2020 and December 31, 2019, respectively.

During the second quarter of 2019, the Company entered into an interest rate swap contract on a variable rate borrowing to manage interest rate risk associated with the borrowing. Under the agreement, the Company borrowed a variable rate note from the Federal Home Loan Bank and entered into a matching swap agreement with a counterparty in order to offset its exposure on the variable rate borrowing. The Company negotiated specific agreement of terms with the counterparty, including the amount, the interest rate, and the maturity. The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to the agreement. The Company controls the credit risk through monitoring procedures and does not expect the counterparty to fail its obligations. The Company only deals with primary dealers and believes that the credit risk inherent in this contract was not significant during the current quarter. Out of the total fair value of interest rate swap derivatives (liability component) of $842,451, the fair value of the fair value of interest rate swap derivatives on a variable rate borrowing (liability component) was $8,474 at March 31, 2020.

Deposits

Total deposits were $14,121,499 at March 31, 2020 compared to $13,136,392 at December 31, 2019.  The total deposits increased $985,107, or approximately 30% on an annualized basis.  Excluding the increase in brokered time deposits of $732,525, deposits increased 7.73% on an annual basis.  The cost of interest bearing deposits in the current quarter was 0.86%, compared to 1.01% in the previous quarter. The overall cost of total deposits (i.e. includes non-interest bearing checking accounts) in the current quarter was 0.60% compared to 0.68% in the previous quarter.

The table below summarizes the Company’s deposit mix for the periods presented.

		% of		% of
	March 31, 2020	total	December 31, 2019	total
Demand - non-interest bearing	$4,164,091	29%	$3,929,183	30%
Demand - interest bearing	2,650,252	19%	2,613,933	20%
Money market accounts	3,519,441	25%	3,525,571	27%
Savings deposits	894,332	6%	811,150	6%
Time deposits	2,893,383	21%	2,256,555	17%
Total deposits	$14,121,499	100%	$13,136,392	100%

Securities sold under agreement to repurchase

Our Bank enters into borrowing arrangements with our retail business customers by agreements to repurchase (“securities sold under agreements to repurchase”) under which the Bank pledges investment securities owned and under their control as collateral against these one-day borrowing arrangement. These short-term borrowings totaled $81,736 at March 31, 2020 compared to $93,141 at December 31, 2019.

Federal funds purchased

Federal funds purchased are overnight deposits including deposits from correspondent banks. At March 31, 2020 we had $255,433 of overnight correspondent bank deposits, compared to $254,193 in overnight correspondent bank deposits and $125,000 in other overnight federal funds purchased at December 31, 2019.

Federal Home Loan Bank advances and other borrowed funds

From time to time, we borrow either through Federal Home Loan Bank (“FHLB”) advances or other borrowings. We had $150,000 in FHLB advances, $11,000 in subordinated notes (assumed from the Sunshine transaction closed on January 1, 2018 and from the NCOM transaction on April 1, 2019) and $50,000 in line of credit at March 31, 2020. In addition, the Company had a $160,400 letter of credit issued through the FHLB to support public funds under the Alabama SAFE program.  At December 31, 2019, the Company had $150,000 in FHLB advances and $11,000 in subordinated notes.

Corporate and subordinated debentures

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

Total equity

The total equity at March 31, 2020, was $2,870,252, or 15.4% of total assets, compared to $2,896,718, or 16.9% of total assets at December 31, 2019. The decrease in total equity was due to the following items:

Total stockholders' equity at December 31, 2019	$2,896,718
Net income	35,432
Cumulative adjustment pursuant to adoption of ASU 326	(47,751)
Dividends paid on common shares ($0.14 per share)	(17,377)
Net increase in market value of securities available for sale, net of deferred taxes	39,729
Net decrease in market value of interest rate swap, net of deferred taxes	(5,740)
Stock options exercised	1,359
Equity based compensation	1,796
Stock repurchase (1,479,986 shares, average price of $22.92 per share)	(33,914)
Total equity at March 31, 2020	$2,870,252

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total capital, Tier I capital and CET1 (as defined in the regulations) to risk-weighted assets. Management believes, as of March 31, 2020, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

In March 2020, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation (collectively, the “agencies”) issued an interim final rule that delays the estimated impact on regulatory capital stemming from the implementation of ASC Topic 326, Measurement of Credit Losses on Financial Instruments (CECL). The interim final rule provides banking organizations that implement CECL in 2020 the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. The agencies are providing this relief to allow such banking organizations to better focus on supporting lending to creditworthy households and businesses in light of recent strains on the U.S. economy as a result of COVID-19, while also maintaining the quality of regulatory capital.  As a result, the Company and Bank elected the five-year transition relief allowable under the interim final rule effective March 31, 2020.

Selected consolidated capital ratios at March 31, 2020 and December 31, 2019 for the Company and the Bank are presented in the tables below.  The ratios for capital adequacy purposes do not include capital conservation buffer requirements.

CenterState Bank Corporation (the Company)	Actual		Capital adequacy		Excess
	Amount	Ratio	Amount	Ratio	amount
March 31, 2020
Total capital (to risk weighted assets)	$1,706,892	11.6%	$1,172,354	>8.0%	$534,538
Tier 1 capital (to risk weighted assets)	1,557,403	10.6%	879,266	>6.0%	678,137
Common equity Tier 1 capital (to risk weighted assets)	1,557,403	10.6%	659,449	>4.5%	897,954
Tier 1 capital (to average assets)	1,557,403	9.7%	645,507	>4.0%	911,896

December 31, 2019
Total capital (to risk weighted assets)	$1,672,911	12.2%	$1,097,448	>8.0%	$575,463
Tier 1 capital (to risk weighted assets)	1,555,756	11.3%	823,086	>6.0%	732,670
Common equity Tier 1 capital (to risk weighted assets)	1,555,756	11.3%	617,315	>4.5%	938,441
Tier 1 capital (to average assets)	1,555,756	9.7%	638,866	>4.0%	916,890

CenterState Bank, N.A.	Actual		Capital adequacy		Excess
	Amount	Ratio	Amount	Ratio	amount
March 31, 2020
Total capital (to risk weighted assets)	$1,724,919	11.8%	$1,467,074	>10.0%	$257,845
Tier 1 capital (to risk weighted assets)	1,651,933	11.3%	1,173,659	>8.0%	478,274
Common equity Tier 1 capital (to risk weighted assets)	1,651,933	11.3%	953,598	>6.5%	698,335
Tier 1 capital (to average assets)	1,651,933	10.2%	806,772	>5.0%	845,161

December 31, 2019
Total capital (to risk weighted assets)	$1,670,678	12.2%	$1,097,258	>8.0%	$299,106
Tier 1 capital (to risk weighted assets)	1,630,026	11.9%	822,943	>6.0%	532,768
Common equity Tier 1 capital (to risk weighted assets)	1,630,026	11.9%	617,207	>4.5%	738,504
Tier 1 capital (to average assets)	1,630,026	10.2%	638,628	>4.0%	831,741

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2020 AND 2019

Overview

We recognized net income of $35,432 or $0.28 per share basic and diluted for the three-month period ended March 31, 2020, compared to net income and net income of $44,643 or $0.47 and $0.46 per share basic and diluted, respectively, for the same period in 2019.  A summary of the differences is listed in the table below.

	Mar. 31,	Mar. 31,	increase
Three-month periods ending:	2020	2019	(decrease)
Net interest income	$153,353	$114,175	$39,178
Provision for credit losses	44,914	1,053	43,861
Net interest income after loan loss provision	108,439	113,122	(4,683)

Total non-interest income	55,790	29,300	26,490

Merger related expenses	3,051	6,365	(3,314)
All other non-interest expense	119,721	78,108	41,613
Total non-interest expense	122,772	84,473	38,299

Net income before provision for income taxes	41,457	57,949	(16,492)
Provision for income taxes	6,025	13,306	(7,281)
Net income	$35,432	$44,643	$(9,211)

The increase in our net interest income relates primarily to the increase in our average interest earning assets as a result of the acquisition of NCOM in April 2019.  The $44,914 provision for credit losses on loans recorded during the first quarter of 2020, an increase of $43,861 compared to the same period in 2019 is mainly due to provision expense related to COVID-19.  The increase in our “Total non-interest income” is mainly attributable to higher interest rate swap and fixed income revenue in the correspondent banking division and mortgage banking revenue.  The increase in our “all other non-interest expense,” which represents the operating expenses of our commercial/retail banking segment, is primarily due to growth from the acquisition of NCOM.  These items along with others are discussed and analyzed below.

Our strategy is to grow organically and by acquisition in the southeastern region.  In pursuing this strategy, we seek lending teams and companies that are culturally similar to us, that are experienced and are located in our markets or in markets close to us so we can achieve economies of scale.

Net interest income/margin
Net interest income increased $39,178 or 34.3% to $153,353 during the three-month period ended March 31, 2020 compared to $114,175 for the same period in 2019. The $39,178 increase was the result of a $44,477 increase in interest income offset by $5,299 increase in interest expense.

Interest earning assets averaged $14,873,007 during the three-month period ended March 31, 2020 as compared to $10,579,666 for the same period in 2019, an increase of 40.6%, or $4,293,341. The yield on average interest earning assets decreased 29 bps to 4.78% (29 bps to 4.80% tax equivalent basis) during the three-month period ended March 31, 2020, compared to 5.07% (5.09% tax equivalent basis) for the same period in 2019. The combined effects of the $4,293,341 increase in average interest earning assets and the 29 bps (29 bps tax equivalent basis) decrease in yield on average interest earning assets resulted in the $44,477 ($44,615 tax equivalent basis) increase in interest income between the two periods.

Interest bearing liabilities averaged $9,906,875 during the three-month period ended March 31, 2020 as compared to $7,124,758 for the same period in 2019, an increase of $2,782,117 or 39.0%. The cost of average interest bearing liabilities was 0.95% during the three-month period ended March 31, 2020, compared to 1.03% for the same period in 2019. The effect of the $2,782,117 increase in average interest bearing liabilities and the 8 bps decrease in cost of funds resulted in the $5,299 increase in interest expense between the two periods.

The table below summarizes the analysis of changes in interest income and interest expense for the three-month periods ended March 31, 2020 and 2019 on a tax equivalent basis.

	Three months ended March 31,
	2020			2019
	Average	Interest	Average	Average	Interest	Average
	Balance	inc / exp	rate	balance	inc / exp	rate
Originated loans, excluding PCD (notes 1, 2 and 8)	$6,196,409	$72,890	4.73%	$4,243,258	$50,907	4.87%
Acquired loans, excluding PCD (notes 8 and 9)	5,733,217	76,683	5.38%	3,964,231	55,561	5.68%
PCD loans (note 10)	153,738	11,544	30.20%	155,584	10,140	26.43%
Securities - taxable	1,895,781	12,534	2.66%	1,707,002	12,286	2.92%
Securities - tax exempt (note 8)	220,310	1,980	3.61%	220,244	1,940	3.57%
Fed funds sold and other (note 3)	673,552	1,813	1.08%	289,347	1,995	2.80%
Total interest earning assets	14,873,007	177,444	4.80%	10,579,666	132,829	5.09%

Allowance for credit losses	(115,230)			(39,376)
All other assets	2,669,789			1,787,262
Total assets	$17,427,566			$12,327,552

Interest bearing deposits (note 4)	$9,224,690	$19,836	0.86%	$6,430,085	$13,323	0.84%
Fed funds purchased	300,539	1,133	1.52%	259,590	1,618	2.53%
Other borrowings (notes 5)	310,298	1,440	1.87%	402,624	2,596	2.61%
Corporate and subordinated debenture (note 11 and 12)	71,348	997	5.62%	32,459	570	7.12%
Total interest bearing liabilities	9,906,875	23,406	0.95%	7,124,758	18,107	1.03%
Demand deposits	4,035,991			3,032,471
Other liabilities	602,056			169,912
Total equity	2,882,644			2,000,411
Total liabilities and stockholders’ equity	$17,427,566			$12,327,552
Net interest spread (tax equivalent basis) (note 6)			3.85%			4.06%
Net interest income (tax equivalent basis)		$154,038			$114,722
Net interest margin (tax equivalent basis) (note 7)			4.17%			4.40%
note 1:	Loan balances are net of deferred origination fees and costs.
note 2:	Interest income on average loans includes amortization of loan fee recognition of $517 and $603 for the three-month periods ended March 31, 2020 and 2019, respectively.
note 3:	Includes federal funds sold, interest earned on deposits at the Federal Reserve Bank and earnings on Federal Reserve Bank stock, Federal Home Loan Bank stock and other equity stocks.
note 4:

Includes interest-bearing deposits only. Non-interest bearing checking accounts are included in the demand deposits listed below. Also, includes net amortization of fair market value adjustments related to various acquisitions of time deposits of ($495) and ($266) for the three-month periods ended March 31, 2020 and 2019.

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

note 9:   Interest income on acquired loans, excluding PCD, includes amortization of loan discounts of $6,677 and $4,951.

note 10:	PCD loans are accounted for pursuant to ASC 326. Interest income on PCD loans includes amortization of loan discounts of $9,157 and $7,904.
note 11:	Includes amortization of fair value adjustments related to various assumptions of corporate debentures of $88 and $88 for the three-month periods ended March 31, 2020 and 2019.

note 12: Includes accretion of fair value adjustments related to an assumption of subordinated debt of $75 for the three-month period ended March 31, 2020.

The primary reason for the decrease in our Net Interest Margin (“NIM”) during the current period was due to an overall primarily as a result of a decline in loan yields due to a reduction in the federal funds rate and in LIBOR rates.

Provision for credit losses

The provision for credit losses increased $43,861 to $44,914 during the three-month period ending March 31, 2020 compared to a provision expense of $1,053 for the comparable period in 2019. The increase between the comparable periods is mainly attributable to the COVID-19 forecast utilized for our expected loss model now in effect due to the adoption of ASC Topic 326 effective January 1, 2020.  Our policy is to maintain the allowance for credit losses at a level sufficient to absorb expected credit losses in the loan portfolio. The allowance is increased by the provision for credit losses, which is a charge to current period earnings, and is decreased by charge-offs, net of recoveries on prior loan charge-offs. Therefore, the provision for credit losses (Income Statement effect) is a residual of management’s determination of allowance for credit losses (Balance Sheet approach). In determining the adequacy of the allowance for credit losses, we consider relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. As these factors change, the level of credit loss provision changes.  See “Credit Quality and Allowance for Credit Losses” for additional information regarding the allowance for credit losses.

Non-interest income

Non-interest income for the three-month ended March 31, 2020 was $55,790 compared to $29,300 for the comparable period in 2019. A summary of the differences is listed in the table below.

	Mar. 31,	Mar. 31,	$ increase	% increase
Three-month periods ending:	2020	2019	(decrease)	(decrease)
Income from correspondent banking capital markets division (note 1)	$26,424	$7,972	$18,452	231.5%
Other correspondent banking related revenue (note 2)	1,384	1,028	356	34.6%
Mortgage banking revenue	10,973	4,193	6,780	161.7%
SBA revenue	1,403	688	715	103.9%
Service charges on deposit accounts	7,522	6,678	844	12.6%
Debit, prepaid, ATM and merchant card related fees	3,667	5,018	(1,351)	(26.9)%
Bank owned life insurance income	1,927	1,626	301	18.5%
Wealth management related revenue	831	607	224	36.9%
Gain on sale of bank properties held for sale	236	618	(382)	(61.8)%
Other non-interest income	1,423	855	568	66.4%
Gain on sale of securities	—	17	(17)	(100.0)%
Total non-interest income	$55,790	$29,300	$26,490	90.4%
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

Income from correspondent banking capital markets division increased $18,452 due to higher interest rate swap and fixed income revenue during the current quarter compared to the same period in 2019.  The decline in interest rates and the flattening of the yield curve led to strong demand from our correspondent bank customers for interest rate swaps in order to allow them to meet demand from our correspondent bank customers’ clients for longer-term fixed rate loans.  Mortgage banking revenue increased $6,780 during the current quarter compared to the same period in 2019.  This increase is a result of including the NCOM mortgage team, which was acquired on April 1, 2019, and a higher demand for mortgage loans due to the decline in interest rates leading to increased revenue from realized gains on the sale of loans held for sale.  The $1,351 decrease in merchant card related fees is primarily due to the impact of the Durbin Amendment, which went into effect in the third quarter 2019.

Non-interest expense

Non-interest expense for the three-month ended March 31, 2020 increased $38,299, or 45.3%, to $122,772, compared to $84,473 for the same period in 2019.

Components of our non-interest expenses are listed in the table below.

	Mar. 31,	Mar. 31,	$ increase	% increase
Three-month periods ending:	2020	2019	(decrease)	(decrease)
Salaries and wages	$61,509	$37,935	$23,574	62.1%
Incentive/bonus compensation	6,439	3,523	2,916	82.8%
Stock based compensation	1,796	1,218	578	47.5%
Employer 401K matching contributions	1,696	1,104	592	53.6%
Deferred compensation expense	444	181	263	145.3%
Health insurance and other employee benefits	4,713	3,408	1,305	38.3%
Payroll taxes	4,432	3,104	1,328	42.8%
Other employee related expenses	1,011	753	258	34.3%
Incremental direct cost of loan origination	(4,963)	(2,833)	(2,130)	75.2%
Total salaries, wages and employee benefits	77,077	48,393	28,684	59.3%

Loss on sale of OREO	1	47	(46)	(97.9)%
Valuation write down of OREO	95	108	(13)	(12.0)%
(Gain) loss on repossessed assets other than real estate	(8)	13	(21)	(161.5)%
Foreclosure and repossession related expenses	856	561	295	52.6%
Total credit related expenses	944	729	215	29.5%

Occupancy expense	7,346	5,602	1,744	31.1%
Depreciation of premises and equipment	4,045	2,850	1,195	41.9%
Supplies, stationary and printing	861	748	113	15.1%
Marketing expenses	2,158	2,020	138	6.8%
Data processing expense	5,617	3,656	1,961	53.6%
Legal, auditing and other professional fees	2,682	1,442	1,240	86.0%
Bank regulatory related expenses	1,807	1,616	191	11.8%
Postage and delivery	1,160	925	235	25.4%
Debit, prepaid, ATM and merchant card related expenses	1,598	1,453	145	10.0%
Amortization of intangibles	4,535	2,814	1,721	61.2%
Internet and telephone banking	1,426	949	477	50.3%
Operational write-offs and losses	1,757	827	930	112.5%
Correspondent accounts and Federal Reserve charges	416	285	131	46.0%
Conferences/Seminars/Education/Training	750	495	255	51.5%
Director fees	541	342	199	58.2%
Impairment of bank property held for sale	31	107	(76)	(71.0)%
Travel expenses	628	279	349	125.1%
Credit loss expense for unfunded commitments	1,027	—	1,027	NM %
Other expenses	3,315	2,576	739	28.7%
Subtotal	119,721	78,108	41,613	53.3%
Merger related expenses	3,051	6,365	(3,314)	(52.1)%
Total non-interest expense	$122,772	$84,473	$38,299	45.3%

The overall primary reason for the increase between the periods presented above largely relate to the acquisition of NCOM in April 2019, which resulted in increases in salaries and wages, occupancy and fixed asset depreciation related expenses, data processing, professional fees and amortization of intangibles.  We also recorded $1,027 in credit loss expense for unfunded commitments during the current quarter as a result of higher expected credit losses mainly attributable to the COVID-19 pandemic.

Provision for income taxes

We recognized income tax expense for the three-month period ended March 31, 2020 of $6,025 on pre-tax income of $41,457 (an effective tax rate of 14.5%) compared to an income tax expense of $13,306 on pre-tax income of $57,949 (an effective tax rate of 23.0%) for the comparable quarter in 2019.  The decrease in the effective tax rate is primarily due to a $2,273 tax benefit on net operating loss carrybacks available under the CARES Act and $1,391 of excess tax benefits on stock awards recorded during the three-month ended March 31, 2020 compared to $376 of excess tax benefits on stock awards for the same period in 2019.

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

Short term sources of funding and liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for pledging to secure borrowings from customers pursuant to securities sold under repurchase agreements; loan repayments; deposits and certain interest rate-sensitive deposits; and borrowings under overnight federal fund lines available from correspondent banks, including the Federal Reserve Discount Window, and borrowing from the Federal Home Loan Bank of Atlanta. In addition to interest rate-sensitive deposits and collateral requirements related to interest rate swaps related to the correspondent banking division, the primary demand for liquidity is anticipated fundings under credit commitments to customers.

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

	Three months ended March 31,
(Dollars in thousands)	2020	2019
Income Statement Non-GAAP measures and ratios
Interest income (GAAP)
Originated loans, excluding PCD loans	$72,489	$50,621
Acquired loans, excluding PCD loans	76,642	55,524
PCD loans	11,544	10,140
Securities - taxable	12,534	12,286
Securities - tax-exempt	1,737	1,716
Federal funds sold and other	1,813	1,995
Total Interest income (GAAP)	176,759	132,282

Tax equivalent adjustment
Non-PCD originated loans	401	286
Non-PCD acquired loans	41	37
Securities - tax-exempt	243	224
Total tax equivalent adjustment	685	547

Interest income - tax equivalent
Originated loans excluding PCD loans	72,890	50,907
Acquired loans, excluding PCD loans	76,683	55,561
PCD loans	11,544	10,140
Securities - taxable	12,534	12,286
Securities - tax-exempt	1,980	1,940
Federal funds sold and other	1,813	1,995
Total interest income - tax equivalent	177,444	132,829

Total Interest expense (GAAP)	(23,406)	(18,107)

Net interest income - tax equivalent	$154,038	$114,722

Net interest income (GAAP)	$153,353	$114,175

Yields and costs
Yield on originated loans excluding PCD - tax equivalent	4.73%	4.87%
Yield on acquired loans excluding PCD - tax equivalent	5.38%	5.68%
Yield on securities tax-exempt - tax equivalent	3.61%	3.57%
Yield on interest earning assets (GAAP)	4.78%	5.07%
Yield on interest earning assets - tax equivalent	4.80%	5.09%
Cost of interest bearing liabilities (GAAP)	0.95%	1.03%
Net interest spread (GAAP)	3.83%	4.04%
Net interest spread - tax equivalent	3.85%	4.06%
Net interest margin (GAAP)	4.15%	4.38%
Net interest margin - tax equivalent	4.17%	4.40%
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES: MARKET RISK

We believe interest rate risk is the most significant market risk impacting us. We monitor and manage interest rate risk using interest rate sensitivity “gap” analysis to measure the impact of market interest rate changes on net interest income. See our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 for disclosure of the quantitative and qualitative information regarding the interest rate risk inherent in interest rate risk sensitive instruments as of December 31, 2019. There have been no changes in the assumptions used in monitoring interest rate risk as of March 31, 2020. The impact of other types of market risk, such as foreign currency exchange risk and equity price risk, is deemed immaterial.

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

Changes in Internal Control Over Financial Reporting

On January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”.  The Company implemented changes to the policies, processes, and controls over the estimation of the allowance for credit losses to support the adoption of ASU 2016-13.  Many controls under this new standard mirror controls under prior GAAP.  New controls were established over the review of economic forecasting projections obtained from an independent third party.  Except as related to the adoption of ASU 2016 13, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In March and April 2020, seven complaints were filed against the Company pursuant to its proposed merger with South State Corporation.  Additional litigation may be filed against the Company and the Company’s Board of Directors in the future, which could prevent or delay the completion of the merger or result in the payment of damages.  Please refer to the definitive proxy statement filed on Schedule 14A by the Company on April 20, 2020 for more information regarding the complaints.

Item 1a.	Risk Factors

As companies operating in the financial services industry, the businesses and operations of the Company may be adversely affected in numerous and complex ways, including as a result of adverse economic conditions, natural and human disasters or other international or domestic calamities, including the global coronavirus pandemic.

The Company’s businesses and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. Uncertainty about federal fiscal monetary and related policies, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond the control of the Company.

In addition, adverse economic, social and political conditions in the United States and in foreign countries, including adverse conditions resulting from natural disasters, acts of terrorism, outbreaks of hostilities or other domestic or international calamities, epidemics and pandemics, and other matters beyond the control of the Company, and the government policy responses to such conditions, could have an adverse effect on the businesses, financial condition, results of operations, prospects and trading prices of the Company during the time the proposed merger with South State is pending and the combined company following the completion of the proposed merger.

For example, the recent global coronavirus outbreak could harm the business, financial condition and results of operations of the Company during the time the merger is pending and the combined company following the completion of the merger. In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. The coronavirus has since spread rapidly to other countries, including the United States, and the World Health Organization formally declared the coronavirus outbreak a pandemic in March 2020. Global health concerns relating to the coronavirus pandemic have been weighing on the macroeconomic environment, leading to lower interest rates, depressed equity market valuations, heightened financial market volatility and significant disruption in banking and other financial activity in the areas in which the Company operates and in a broad range of industries in which the customers of the Company operate. The financial performance of the Company generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that each company offers and whose success it relies on to drive growth, is highly dependent upon the business environment in the primary markets in which it operates and in the United States as a whole.  Unfavorable market conditions and uncertainty due to the coronavirus pandemic may result in a deterioration in the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, adverse asset values of the collateral securing loans and an overall material adverse effect on the quality of the loan portfolio of the Company and the combined company following the completion of the proposed merger with South State. In addition, following the coronavirus outbreak in December 2019 and January 2020, market interest rates have declined significantly. On March 3, 2020, the Federal Open Market Committee

(‘‘FOMC’’) reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. Subsequently on March 16, 2020, the FOMC further reduced the target federal funds rate by an additional 100 basis points to 0.00% to 0.25%. These reductions in interest rates, and continued fluctuations in the interest rate environment as a result of changes in monetary policies of the Federal Reserve Board, including in connection with efforts to address the economic fallout from the coronavirus outbreak, could have significant adverse effects on the earnings, financial condition and results of operations of the Company during the time the proposed merger with South State is pending and the combined company following the completion of the proposed merger.  The extent to which the coronavirus impacts the businesses of the Company will depend on future developments in the United States and around the world, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions required to contain and treat it, among others. There can be no assurance that efforts by the Company during the time the proposed merger with South State is pending and the combined company following the completion of the proposed merger to address the adverse impacts of the coronavirus will be effective. If the Company is unable to recover from a business disruption on a timely basis, the Company’s business, financial condition and results of operations may be adversely affected. The coronavirus outbreak could also delay, increase the costs of, or otherwise adversely affect, the integration of the businesses of the two companies following the completion of the proposed merger and make it more difficult for the combined company to realize anticipated synergies and cost savings in the amounts estimated or in the time frame contemplated or at all.  All of these factors could be detrimental to the Company and the combined company’s businesses, and the interplay between these factors can be complex and unpredictable.

From time to time, the Company is, or may become, the subject of self-regulatory agency information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, the SEC and law enforcement authorities.  For example, the Company is subject to an ongoing SEC investigation that CenterState believes primarily relates to its EPS calculations.  The Company has been fully cooperating with the SEC in this investigation.  The SEC investigation could lead to the institution of civil or administrative proceedings against the Company as well as against individuals associated with the Company.  Any such proceedings might result in the imposition of monetary fines or other sanctions against the named parties.  Resulting sanctions could include remedial measures that might prove costly or disruptive to the Company's business.  In addition to the risk of fines, sanctions, or monetary judgments, the SEC investigation may cause the Company to incur significant attorneys' fees.  The Company believes that its financial statements filed with the SEC in Forms 10-K and 10-Q present fairly, in all material respects, its financial condition, results of operations and cash flows as of or for the periods ending on their respective dates.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.  The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition and future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing us.  For factors associated with the proposed merger with South State, please refer to the definitive proxy statement filed on Schedule 14A by the Company on April 20, 2020 for more information regarding these risk factors.  Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

				Total Number	Maximum Number
				of Shares	of Shares that
		Total		Purchased as	may yet be
		Number of	Average	part of Publicly	Purchased Under
		Shares	Price paid	Announced Plans	the Plans or
Beginning Period	Ending Period	Purchased	per Share	or Programs	Programs
January 1, 2020	January 31, 2020	105,265	$22.88	100,000	6,400,000
February 1, 2020	February 28, 2020	1,302,655	$23.03	1,277,934	5,122,066
March 1, 2020	March 31, 2020	72,066	$20.83	72,066	5,050,000
Total for quarter ending March 31, 2020		1,479,986	$22.92	1,450,000	5,050,000

During the first quarter of 2020, we repurchased 1,450,000 shares of our common stock, at an average price of approximately $22.89 per share, pursuant to our stock repurchase plan currently in place. We repurchased 29,986 shares of our common stock from our employees during the first quarter of 2020 for settlement of certain tax withholding obligations related to certain equity based compensation awards.

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
Exhibit 99.1

CenterState Bank Corporation Definitive Proxy Statement relating to the Merger with South State Corporation (Incorporated by reference to the Company’s Schedule 14A, File No. 208-03462, dated April 20, 2020)

Exhibit 101.1	Interactive Data File
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, has been formatted in Inline XBRL.

CENTERSTATE BANK CORPORATION

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERSTATE BANK CORPORATION

(Registrant)

Date: April 30, 2020	By:	/s/ John C. Corbett
John C. Corbett
President and Chief Executive Officer

Date: April 30, 2020	By:	/s/ William E. Matthews, V
William E. Matthews, V
Executive Vice President
and Chief Financial Officer